Form 10-K
period 2025-12-31
Dole plc
filed 2026-03-02
CIK 1857475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission file number 001-40695

____________________

Dole plc
(Exact name of registrant as specified in its charter)

Ireland	98-1610692
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 North Anne Street, Dublin 7,
D07 PH36	N/A
Ireland

101 South Tryon Street, Suite 600, Charlotte, NC
United States	28280
(Address of principal executive oﬃces)	(zip code)

Registrant’s telephone number, including area code
353-1-887-2600

_____________________

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	DOLE	New York Stock Exchange

Securities registered or to be registered pursuant to Section 12(g) of the Act.     None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Ordinary shares held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $1,037,784,426 based on the number of shares held by non-affiliates of the registrant and the reported closing price of Ordinary shares on June 30, 2025 of $13.99.

As of February 25, 2026, there were 95,164,645 Ordinary shares of Dole plc issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

Dole plc, a corporation incorporated under the laws of Ireland, qualifies as a foreign private issuer under the rules of the United States Securities and Exchange Commission (the “SEC”). Starting with its earnings release for the quarter and year ended December 31, 2025 and its annual report for the year ended December 31, 2025, Dole has elected to file its periodic and current reports on Forms 10-K, 10-Q and 8-K, instead of forms available to foreign private issuers.

Background and Certain Defined Terms
In this report, unless otherwise specified, the terms “we”, “our”, “us”, the “Group”, the “Company” and “Dole” refer to Dole plc, individually or together with its subsidiaries, as the context may require. References to “Dole plc” refer to the registrant.
References to “Total Produce” refers to Total Produce plc, together with its subsidiaries, and references to “Legacy Dole” and “Dole Food Company” refer to DFC Holdings, LLC, together with its subsidiaries, prior to the transactions completed on July 29, 2021 (the “Acquisition Date”) (referred to herein as the “Merger”) pursuant to the Transaction Agreement. The Merger between Total Produce and Legacy Dole was accounted for under the acquisition method of accounting, with Total Produce deemed to be the acquirer for financial accounting purposes (the “Acquisition”).
References to the “Transaction”, “IPO Transaction” or “IPO” refers to the initial public offering of Dole plc on the New York Stock Exchange (“NYSE”) that closed on August 3, 2021.
References to “Mr. Murdock” or “C&C Parties” refer to David H. Murdock and his affiliates, the former majority owner of Legacy Dole prior to the Merger.
The term “F-1 Filing” refers to the Registration Statement on Form F-1 (File No. 333-257621) that was filed on July 2, 2021 by Dole plc and amended on July 19, 2021, July 22, 2021 and July 28, 2021.
References to the “Annual Report” refer to this Form 10-K for the year ended December 31, 2025 filed herein.
The term “Credit Agreement” refers to the March 26, 2021 credit agreement with Coöperatieve Rabobank U.A., New York Branch, as amended and restated from time to time.
The term “Relevant Territory” is a European Union (“EU”) member state other than Ireland, or a country which Ireland has a double tax agreement.
Other key terms are defined throughout this report in their first instance, if practical. Key terms, other than those defined above, are redefined in “Item 8. Financial Statements and Supplementary Data”.
Forward-Looking Statements
The following discussion about our business and analysis of our financial condition, results of operations and notes to the consolidated financial statements included herein may contain forward-looking statements that relate to our plans, objectives, estimates and goals and involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to products, sales, revenue, expenditures, costs and earnings are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors.”
The Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, considering the information currently available to management. These statements are not statements of historical fact. The words “believe,” “may,” “could,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “strive,” “target” or similar words, or the negative of these words, identify forward-looking statements. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity. Accordingly, there are, or will be, important factors that could cause our actual results to differ materially from those indicated in these statements. All such risk factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond our control. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors or to assess the impact of each such risk factor on the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made, except as required by the federal securities laws. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements.

Summary of Risk Factors
An investment in Dole is subject to a number of risks and uncertainties. Set forth below is a high-level summary of some, but not all, of these risks. These risks are organized by risk type and are not listed in order of priority to us. Please read the information in “Item 1A. Risk Factors” of this Annual Report for a more thorough description of these and other risks.
•Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions, including the effects of climate change, can impose significant costs and losses on our business.
•Tropical Race 4 (“TR4”) may impose significant costs and losses on our business.
•We are subject to the risk of product contamination and product liability claims.
•Some of the ingredients that we use in our products contain GMOs and we may in the future need to develop and market GMO products and products containing GMO ingredients based on adverse market conditions.
•Our future results of operations may be adversely affected by the availability of organic and non-GMO products and ingredients.
•Our operations are influenced by agricultural policies. Changes in these and other comparable programs could have an adverse effect on our business, financial condition and results of our operations.
•Our business is highly competitive, and we cannot assure you that we will maintain our current market share.
•We are subject to transportation risks.
•Our earnings are sensitive to fluctuations in market prices and demand for our products.
•Currency exchange fluctuations may impact the results of our operations.
•Increases in commodity or raw product costs, such as fuel and paper, due to inflation or otherwise, or changes to their availability, could adversely affect our operating results.
•Overall tightening of the labor market, increases in labor costs or any possible labor unrest may adversely affect our business and results of operations.
•Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
•Public health outbreaks, epidemics or pandemics have disrupted and may in the future disrupt, our business and could materially affect our business, financial condition and results of operations.
•We face other risks in connection with our international operations.
•Terrorism and the uncertainty of war may have an adverse effect on our operating results.
•We may be unable to service our debt with our current or expected cash flows and such debt may limit our flexibility and ability to pursue additional financing. In addition, financial covenants and other restrictions within our existing debt agreements may impact our ability to operate our business.
•Certain of our defined benefit pension plans are currently underfunded, and we may have to make significant cash payments to the plans, which would reduce the cash available for our business.
•We expect to expand our business, in part, through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our business, financial condition and results of operations.
•We may be required to recognize impairment charges for our goodwill and other intangible assets, which could materially and adversely affect our business and results of operations.
•We depend on certain key customers and are subject to risks if such key customers reduce the amount of products they purchase from us or terminate their relationships with us.
•We typically extend credit to our key customers. Failure to collect trade receivables, untimely collection or customer defaults could adversely affect our liquidity.
•A portion of our workforce is unionized, and labor disruptions could decrease our profitability.
•Adverse perception, events or rumors relating to our brand could negatively impact our business.
•An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate.
•If we lose the services of our key management, our business could suffer.

•We are dependent on our relationships with key suppliers to obtain a number of our products.
◦Failure to comply with applicable environmental laws and regulations can result in requirements to cease noncompliant operations, incurrence of additional capital or operating expenses to correct violations, or the assessment of significant fines and penalties.
◦We may be subject to liability and/or increased costs for environmental damage from the use of herbicides, pesticides and other potentially hazardous substances or environmental contamination of our current and previously owned or leased property.
◦We face risks related to our former use of the pesticide DBCP.
◦Changes in immigration laws could impact the availability of labor to harvest our products and operate our manufacturing plants, or the availability of produce purchased from third party suppliers.
◦Climate change laws and regulatory requirements could have an impact on our financial condition and results of operations.
◦Our operations and products are highly regulated in the areas of food safety and protection of human health and the environment.
◦If we fail to comply with the applicable laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws or trade control laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.
◦Litigation and regulatory enforcement concerning marketing and labeling of food products, as well as legal proceedings, investigations and inquiries, that we have been or are subject to, could adversely affect our business and reputation.
•Inappropriate use of social media may negatively impact our brand and company image perception.
•We are subject to risks relating to our handling of information, operation of our information systems, and the information systems of third parties.
•Technological innovation by our competitors could make our food products less competitive.
•We rely on protection of our intellectual property and proprietary rights.
•The terms of agreement for the sale of our Fresh Vegetables division include the provision of certain indemnities.
•There can be no assurance that we will not be a passive foreign investment company for U.S. federal income tax purposes for any taxable year, which could subject U.S. investors in our Ordinary shares to significant adverse U.S. income tax consequences.
•U.S. investors may have difficulty enforcing judgments against us, our directors and executive officers.
•We have identified material weaknesses in our internal control over financial reporting in the past, and we may identify additional material weaknesses in the future.
•Certain provisions of Irish law and our Articles of Association could hinder, delay or prevent a change in control of Dole, which could adversely affect the price of our Ordinary shares.
•A transfer of our Ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty.
•In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax or Irish income tax for Irish residents and certain other shareholders.
•Ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

PART I
Item 1.    Business
Business Overview
Dole plc is a global leader in the production, sourcing, distribution, and marketing of fresh fruits and vegetables. Our portfolio encompasses more than 300 products, which we grow and source both locally and worldwide from over 100 countries. As of December 31, 2025, we operate in 30 countries and distribute our products in more than 85 countries through retail, wholesale, foodservice and e-commerce channels. Our products are marketed under both business-to-business and business-to-consumer brands, with the most notable being the iconic DOLE® brand, which is recognized as the most trusted brand for fresh fruit and vegetables in the United States (“U.S.”).
On August 5, 2025, we completed the sale of our Fresh Vegetables division to OG Holdco LLC for approximately $140.0 million (the “Vegetables Transaction”). The Vegetables Transaction included substantially all of the assets and liabilities of the former Fresh Vegetables segment. As a result, the division’s results are reported as discontinued operations in our consolidated financial statements. We continue to review and pursue opportunities for growth through acquisitions and development within the fragmented produce industry.
Business Segments
For our fiscal year ended December 31, 2025, we operated through three reportable segments, each managed separately due to differences in geography, products, production processes, distribution channels and customer bases. We believe this organizational structure allows us to continue serving our customers with the exceptional quality that they have come to associate with the brands we market and to drive growth and cost efficiencies through the realization of operational synergies across the overall business.
Fresh Fruit:
This segment encompasses our market-leading, vertically integrated production and distribution of bananas, pineapples and plantains primarily. We source these products from both Dole-owned and leased farms, as well as from independent growers, primarily located in Latin America. Approximately one-third of the bananas we market and 75% of our pineapples are sourced from our own production. Our products are sold throughout North America, Europe, Latin America and Asia. We also operate a commercial cargo business, offering available capacity to transport third-party cargo on our company-owned vessels, which are primarily used for transporting bananas and pineapples between Latin America and North America and Europe.
Diversified Fresh Produce – Europe, the Middle East and Africa (“EMEA”):
This segment includes our businesses in Ireland, the Netherlands, Spain, Portugal, France, Italy, the United Kingdom (“U.K.”), Sweden, Denmark, South Africa, Czech Republic, Slovakia, Poland, Germany and Brazil. The majority of these businesses sell a variety of imported and local fresh fruits and vegetables via retail, wholesale, foodservice and e-commerce channels across Europe. In many European territories, we operate a partnership model with grocery retail customers, offering holistic fresh produce management solutions and, in some cases, managing entire categories within customer stores.
Diversified Fresh Produce – Americas and the Rest of the World (“Americas & ROW”):
This segment covers our businesses in the U.S., Canada, Mexico, Chile, Peru and Argentina. We market globally and locally sourced fresh produce, including avocados, kiwis, apples, berries and cherries. Our operations range from primary production to wholesale, retail-oriented marketing and specialist businesses dedicated to specific product lines or categories.

Principal Products and Services
Dole plc offers a diversified and well-balanced portfolio which we believe uniquely positions us for sustainable and profitable growth. We are among the world’s largest producers and distributors of fresh bananas and pineapples and a major global exporter of grapes. We are also expanding our presence in avocados, mangos, kiwis, berries, cherries and organic produce. Our portfolio features a wide selection of fruits, vegetables and health and consumer products, as well as logistics solutions, including our commercial cargo business.
Sourcing and Distribution
We source products from more than 100 countries, leveraging a blend of owned production, long-term relationships with independent growers, joint ventures and international partnerships. This diversified sourcing strategy enables us to respond flexibly to market needs and maintain a reliable supply of high-quality fresh produce throughout the year.
Our sourcing approach is tailored to the requirements of each reporting segment. For products that can be supplied from the same geographic locations year-round, we implement a vertically integrated model, combining significant investments in owned production in key sourcing countries with complimentary grower relationships in those areas. This model allows for operational efficiencies and ensures consistent product availability.
Within the Fresh Fruit segment, bananas, plantains and other smaller product lines are predominantly sourced from Latin and Central America, while pineapples are primarily sourced from Latin and Central America and Hawaii.
For segments that handle more seasonal products, such as Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW, our sourcing strategy combines a strong local presence with the flexibility to source globally, ensuring year-round availability for our customers. In market-oriented businesses, produce is sourced locally during the main growing seasons, whereas during off-seasons, we procure products from a wide range of locations in both the northern and southern hemispheres.
Our export-led businesses are characterized by a more seasonal focus, where we integrate investments in owned production with partnerships with growers to create a strong export offering. Notable examples include the cherry season in Chile, which typically spans from late in the fourth quarter of one financial year into the first quarter of the next, as well as general southern hemisphere seasons for grapes, apples, pears, kiwis, berries, citrus and avocados.
Fresh produce supply is influenced by the geography of production, growing conditions, climate, seasonality and perishability. By maintaining hundreds of relationships with growers across North America, Europe, Latin America, Africa, New Zealand and other regions, we mitigate dependence on any single geographic area or supplier. This diversified sourcing model is designed to reduce risk from natural disasters, adverse weather events and political disruptions, while providing access to the highest quality products throughout the year. In the fiscal year 2025, no single third-party grower accounted for more than 10% of the sourced volume for any major product.
Our extensive strategic asset base worldwide grants us superior control over production, processing, warehousing, and transportation. Given the perishable nature of fresh produce, it is imperative to bring products to market and sell them quickly after harvest, with selling prices determined by availability and quality. Our strong control over the supply chain enables us to consistently and efficiently deliver premium fresh fruits and vegetables to consumers across the globe.
We support our vertically integrated business model with a valuable infrastructure and asset portfolio, including approximately 112,000 acres of farms and other land holdings worldwide. Our logistics capabilities are further enhanced by a fleet of nine refrigerated container carriers, as well as four owned and one leased pallet-friendly conventional refrigerated ships with container-carrying capacity on deck and a broad network of business facilities such as packing houses, cold storage and distribution centers. Refer to “Item 2. Properties” for further discussion on our strategic assets.
Beyond sourcing raw produce, we also procure significant quantities of paper and packaging materials, agricultural chemicals and ingredients necessary for our own production. Prices for certain raw materials and produce can be volatile, but we strive to manage this exposure by entering into supply agreements that align as closely as possible with the duration of our marketing contracts.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion on our sensitivity to the availability and price of certain raw materials.

Sales and Marketing
We distribute and market our products in more than 85 countries through a variety of channels, such as retail, wholesale, foodservice and e-commerce. Our diverse product offering allows us to reach a broad global consumer base that is increasingly demanding product availability year-round.
Our customers include leading grocery stores, wholesalers, mass merchandisers, supercenters, foodservice operators, club stores, convenience stores, distributors and smaller regional customers. Our customers are primarily located in North America, Latin America and Europe, with no single customer contributing more than 10% of total sales in fiscal year 2025.
See Note 5 “Revenue” and Note 6 “Segments” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional revenue information related to our products and the geographic markets in which we compete.
Seasonality
The sales price and demand for fresh produce fluctuate throughout the year due to supply, demand and the availability of seasonal products. Seasonality also differs by segment:
•In our Fresh Fruit segment, production occurs throughout the year, but peak production occurs in the second half of the year, while peak demand is in the first half due to lower competition from seasonal fruits.
•In our Diversified Fresh Produce – EMEA segment, our strongest performance is in the second and third quarters, reflecting peak periods for locally sourced products in key European markets.
•In our Diversified Fresh Produce – Americas & ROW segment, our strongest results are typically from October to May, during peak production and selling seasons for products sourced from Chile and Peru.
Overall, we typically experience our strongest Group performance in the second quarter, and the lowest operating income in the fourth quarter.
Intellectual Property
We operate our business under a number of brands, trademarks, patents and licenses. We protect our intellectual property by, among other things, filing patent applications for technology relating to the development of our businesses across the jurisdictions in which we operate. Our trademarks and brand names are registered in jurisdictions throughout the world. Certain unaffiliated parties have the right to use the DOLE® brand on a royalty-free basis for certain products and in certain jurisdictions.
The DOLE® brand is the most recognized and trusted brand in fresh fruit and vegetables in the U.S., as evidenced by our 91% consumer total brand awareness, according to a survey conducted in 2025 by Ipsos. Additionally, 81% of respondents in the same Ipsos survey declared that Dole has quality fruit, 82% of respondents identified DOLE® as a likeable brand, 56% of respondents nominated DOLE® as their favorite fruit brand, and 53% of respondents declared a willingness to pay a little more for the DOLE® brand.
Through our global marketing efforts, we believe we have made the distinctive red “DOLE” letters and sunburst a familiar symbol of freshness and quality, widely recognized by consumers around the world for providing healthy food products.
Research & Development
We implement certain research and development programs and policies in the normal course of business that are predominantly focused on sustaining the productivity of company-owned agricultural lands, food safety, nutrition science, product quality, biological pest control, development of disease-resistant produce, product development and packaging design.
From time to time, we develop new varieties of products to enhance our offerings and meet consumer preferences. In 2025, we launched our proprietary Colada Royale™ pineapple variety, conventionally bred by Dole to offer a unique taste featuring hints of coconut and piña colada.

Current and historical research and development costs incurred by the Company are not material and research and development initiatives are not expected to have a material impact on the Company’s results in the future.
Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further detail.
Government and Environmental Regulation
We operate in a highly regulated industry, subject to numerous laws and regulations regarding the growing, harvesting, transportation, exporting, importing, processing, packaging, marketing, and selling of fruits and vegetables. Regulatory requirements vary by country and include standards for sanitation, pesticide use, residue levels and product labelling. In the United States, the Food and Drug Administration (“FDA”) is a key regulatory authority. We believe we are in material compliance with these laws and regulations.
Our use of herbicides, pesticides and other potentially hazardous substances subjects our operations to various environmental laws and regulations. We may have to pay for the costs or damages associated with any improper application, accidental release or the use or misuse of such substances. See Note 19 “Contingencies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on our environmental-related contingencies.
For further information on material government regulations, See “Item 1A. Risk Factors—Our operations and products are highly regulated in the areas of food safety and protection of human health and the environment.”, “Item 1A. Risk Factors—Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation.” and the overall “Regulatory and Legal Risks” section of “Item 1A. Risk Factors.”
Human Capital
Our employees are our greatest strength and play a central role in our ability to deliver safe, high-quality fresh produce to our customers worldwide. Approximately 25% of our full-time employees work under collective bargaining agreements, some of which are in the process of being renegotiated. These agreements are subject to periodic negotiation and renewal. We believe that our relations with our employees are generally positive.
The following table describes our average employees by reportable segment, excluding the discontinued Fresh Vegetables division, for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	2025	2024	2023
Fresh Fruit	19,526	19,712	19,691
Diversified Fresh Produce – EMEA	7,758	7,728	7,162
Diversified Fresh Produce – Americas & ROW	4,743	4,577	3,756
Total	32,027	32,017	30,609
Engagement and Opportunities:
Strengthening our culture and enhancing employee engagement remains a key priority within our strategic agenda. We believe that an engaged workforce contributes to higher productivity, stronger innovation and long-term organizational success.
We invest in training and development programs to support our employees’ skills, career progression and compliance with internal policies and standards. In addition, our internal communication platforms, including our centralized employee intranet, help keep teams connected, informed and empowered to share feedback and ideas.
Safety and Health:
The safety, health and welfare of all of our employees, whatever their role, is paramount to our company. Farms and facilities are regularly audited to check for employee welfare, such as ensuring that we are complying with all laws related to employees’ health, safety and welfare.

Community Outreach:
Health, education and entrepreneurship are the core focus areas of our community development efforts. Across the Americas, our farms and facilities support locally driven initiatives identified by employees or based on clear community needs. Nearly 20 years ago, Dole Food Company and independent growers in Ecuador created the Dalé Foundation to improve the lives of workers and neighboring communities. Today, the foundation continues its work in Ecuador and Peru, operating 18 medical facilities, including five mobile units, to provide healthcare access to workers, their families and local residents.
The foundation has also established schools, supported educational infrastructure and implemented health programs for students. Its “Training for Entrepreneurship” initiative helps individuals develop skills to start small businesses, improve family income and enhance quality of life. Additional workshops and community-focused programs are provided throughout the year.
Beyond Latin America, we actively contribute to communities worldwide, supporting initiatives that educate, inspire and empower people to live healthier lives.
Diversity and Inclusion:
We recognize that one of our most important assets is our people. We value the unique perspectives that a workforce with diverse cultures, ages, genders and ethnicities brings to our company. We are committed to maintaining a positive and diverse workplace and supplier base that fosters open dialogue and recognizes the importance of individual and cultural differences. We have a zero-tolerance policy on discrimination and harassment and have several systems under which employees can report incidents confidentially or anonymously and without fear of reprisal.
It is our philosophy and practice to provide employment opportunities without regard to sex, racial or ethnic origin, religion or belief, disability, age or sexual orientation or any factor prohibited by applicable law or Dole’s policies. Decisions related to recruitment, promotion, compensation, termination and other aspects of the employment relationship are based upon job-related qualifications, skills and experience.
Sustainable Produce
We are grateful to market and deliver highly nutritious products that bring health benefits to people across the world with a low environmental footprint as compared to most other food types, per the Barilla Center for Food and Nutrition’s Double Pyramid. While our industry has a very special role to play in improving global health and well-being, we recognize that we have an equally essential responsibility for the people we employ, the local communities in which we operate and the natural environment which allows us to produce and deliver fresh fruits and vegetables every day.
We have also obtained certain certifications and recognition for our efforts in the area of sustainability. For example, we are verified members of the Origin Green Sustainability Programme, an initiative by the Irish Food Board.
Company History and Available Information
We were incorporated in Ireland on June 16, 2017 as Pearmill Limited. We changed our name to Dole Limited on April 13, 2021, and subsequently re-registered as a public limited company under the laws of Ireland as Dole plc on April 26, 2021. Our principal places of business are located at 29 North Anne Street, Dublin 7, D07PH36, Ireland, and 101 South Tryon Street, Suite 600, Charlotte, North Carolina 28280, USA. Our Ordinary shares are listed on the NYSE under the ticker symbol “DOLE.” Our telephone number at our Irish executive office is 353-1-887-2600. Our Internet address is www.doleplc.com. We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), on our website at http://www.doleplc.com under “Investor Relations - Financials - SEC Filings,” as soon as reasonably practicable after we file electronically such material with, or furnish it to, the SEC. Information on our website is not a part of this Annual Report. Copies of our Annual Report may be obtained, free of charge, upon written request to Attention: Investor Relations, 29 North Anne Street, Dublin 7, D07PH36, Ireland.
The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company, at http://www.sec.gov. The address of the SEC’s website is provided solely for information purposes and is not intended to be an active link.

On July 29, 2021, we were formed through the Merger of Total Produce and Legacy Dole. Prior to the Merger, Total Produce held a 45% ownership interest in Legacy Dole. The Merger was completed through a share exchange and a reverse triangular merger.
Dole plc qualifies as a foreign private issuer under the rules of the SEC. Starting with its earnings release for the quarter and year ended December 31, 2025 and its annual report for the year ended December 31, 2025, Dole has elected to file its periodic and current reports on Forms 10-K, 10-Q and 8-K, instead of forms available to foreign private issuers.
Item 1A. Risk Factors
An investment in our Ordinary shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with the other information set forth in this Annual Report. If any of the following risks or uncertainties actually occur, our business, financial position and results of operations could be materially and adversely affected. In such case, the trading price of our Ordinary shares could decline, and you may lose all or part of your investment. Our business, financial condition, prospects, results of operations or cash flows could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. We cannot assure you that any of the events discussed in the risk factors below will not occur. The risks described below are organized by risk type and are not listed in order of their priority to us.
Risks Related to Our Business and Industry
Agricultural Operations Risks:
Adverse weather conditions, natural disasters, crop disease, pests and other natural conditions, including the effects of climate change, can impose significant costs and losses on our business.
Fresh produce is vulnerable to adverse weather conditions, including windstorms, floods, drought and temperature extremes, which are increasingly common but difficult to predict, the effects of which may be influenced and intensified by ongoing global climate change. Unfavorable growing conditions can reduce both crop size and crop quality. This risk is particularly acute with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire harvests may be lost in some geographic areas. In addition, weather patterns may affect consumer demand, creating shortages in key products.
Conversely, extended bouts of cold or other inclement weather may depress such demand, leading to wasted product. Adverse weather may also impact our supply chains, preventing us from procuring supplies necessary to run our operations and delivering our products to our customers. Effects of climate change, such as outsized weather events and natural disasters may prolong or worsen such impacts. For example, our operations have been adversely impacted by hurricanes in recent years. Such adverse conditions can increase costs, decrease revenue and lead to additional charges, which may have an adverse effect on our business, financial condition and results of operations.
Fresh produce is also vulnerable to crop disease and to pests, which may vary in severity and effect, depending on the stage of production at the time of infection or infestation, the type of treatment applied, climatic conditions and the risks associated with ongoing global climate change. For example, black sigatoka is a fungal disease that affects banana cultivation in most areas where they are grown commercially.
Tropical Race 4 (“TR4”) may impose significant costs and losses on our business.

Instances of Banana Fusarium Wilt Tropical Race 4 (“TR4”), a serious vascular crop disease that affects bananas, occur in certain areas where we source product. TR4 significantly reduces productivity of banana crops and destroys affected banana plants. In the 1950’s, a predecessor disease to TR4, Banana Fusarium Wilt Tropical Race 1 (“TR1”), resulted in the banana industry discontinuing cultivation of the Gros Michel banana, which is susceptible to TR1, and moving to the Cavendish variety. While other options, such as a TR4-tolerant banana variety currently exist and are being developed, they may be less productive than the Cavendish making production costs higher.

Although we have yet to experience any material impacts to our growing or sourcing operations, we continuously monitor TR4 and make improvements to our existing biosecurity and other prevention strategies. For example, we are conducting site-specific TR4 prevention activities throughout Latin America, in coordination with local authorities and international experts, to contain and prevent spread, using a risk-based mitigation plan. We have also developed contingency plans should TR4 impact our operations at some point, including the potential deployment of conventionally-bred, gene-edited or genetically modified (“GMO”) banana plants more resistant or immune to the disease. Future costs are uncertain and will depend on the extent of any continued spread of the disease. For more information about gene-edited and GMO banana plants, see “Risk Factors—Some of the ingredients that we use in our products contain GMOs and we may in the future need to develop and market GMO products and products containing GMO ingredients based on adverse market conditions.”
We may be unable to prevent TR4’s spread or develop bananas fully resistant to the disease, causing increased costs or decreased revenues, which may have an adverse effect on our business, financial condition and results of operations. Efforts to develop a fully resistant plant may not succeed, and even if they were to succeed, fruit from fully resistant plants may not be marketable due to consumer preference or government regulation.
We are subject to the risk of product contamination and product liability claims.
The sale of food products for human consumption involves the risk of injury to consumers. Such injuries may result from tampering by unauthorized third parties and quality issues such as product contamination or spoilage, including the presence of foreign objects, substances, chemicals or other agents or residues introduced during the growing, storage, processing, handling or transportation phases. From time-to-time, we have been involved in product liability lawsuits, and we cannot ensure that consumption of our products will not cause a health-related illness in the future, that we will not be subject to claims or lawsuits relating to such matters or that we will not need to initiate recalls of our products in response to the foregoing. In the past, we have initiated recalls for possible contamination of produce with allergens or bacteria, such as Salmonella, E. coli and Listeria monocytogenes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage.
Some of the ingredients that we use in our products contain GMOs and we may in the future need to develop and market GMO products and products containing GMO ingredients based on adverse market conditions.
Some of the ingredients that we use in our products may contain GMOs in varying proportions. The use of GMOs in food has been met with varying degrees of acceptance in the territories in which we operate. Some of such territories, including the U.S., have approved the use of GMOs in food products, and GMO and non-GMO products in such territories are produced together and frequently commingled. Regulations will or may be passed that require labeling of any food with GMO ingredients, such as a regulation that went into effect on January 1, 2022 in the U.S. Such labeling requirements may impact the public perception of products containing such labels. Elsewhere, adverse publicity about genetically modified food has led to governmental regulation limiting sales of GMO products in some of the territories in which we operate, including the EU. It is possible that new restrictions on GMO products will be imposed in major territories for some of our products or that our customers will decide to purchase fewer GMO products or not buy GMO products at all, which could adversely affect our business, financial condition and results of operations.
In addition to the GMO ingredients that we currently deploy, we are researching gene-edited products and GMO products and may deploy and market these products in the future based on market demand and need. The success of such deployment will in large part depend on the market acceptance of these products in the areas that we operate. In the future, we may be forced to utilize gene-edited or GMO products in response to adverse market conditions, including disease, climate change or rising costs, if such products are the only viable alternatives. For example, as a result of TR4 spreading into new growing regions, we may need to deploy gene-edited or GMO bananas resistant to the disease to maintain a viable supply of bananas to our key markets. If adverse public opinion about gene-edited or GMO products predominates, we may be unable to sell such products in certain key markets, adversely affecting our business, financial condition and results of operations. For more information about TR4, see “Risk Factors—Tropical Race 4 (“TR4”) may impose significant costs and losses on our business.”

Our future results of operations may be adversely affected by the availability of organic and non-GMO products and ingredients.
Our ability to ensure a continuing supply of organic and non-GMO products and ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic and non-GMO crops, climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal products and ingredients.
The organic and non-GMO ingredients that we use in the production of our products, including, among others, fruits, vegetables, nuts and grains, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions, including the potential effects of climate change, can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of, or increase the prices of, organic or non-GMO ingredients. If our supplies of organic or non-GMO ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.
Our operations are influenced by agricultural policies. Changes in these and other comparable programs could have an adverse effect on our business, financial condition and results of our operations.
We are affected by governmental agricultural policies such as price supports and acreage set aside programs, and these types of policies may affect our business. The production levels, markets and prices of the raw products that we use in our business are materially affected by government programs that include acreage control and price support programs, including policies of the U.S. Department of Agriculture, the EU’s Common Agricultural Policy and similar programs in other jurisdictions. Changes in these and other comparable programs could have an adverse effect on our business, financial condition and results of our operations.
Our business is highly competitive, and we cannot assure you that we will maintain our current market share.
We face strong competition from a number of companies and competing consumer choices in all of our product lines. Consumers have an exceedingly broad range of choices when it comes to consuming produce, including, for example, choosing between whole fresh, value-added fresh (e.g., fresh cut produce and prepared produce in retail deli), shelf-stable (e.g., frozen and canned), and food service (e.g., restaurants and convenience). Consumers also choose between produce and other non-produce food when deciding what to consume. Our main competitors in the international banana business include Chiquita Brands International, Fresh Del Monte Produce, One Banana and Fyffes. Several other competitors are present in various markets in which we operate. The international pineapple and diversified fruit categories have a large number of exporters, importers and cooperatives competing in the sector. Our primary competitor in pineapples, particularly in the U.S. market, is Fresh Del Monte Produce, and some of our competitors in the diversified fruit category include the South African company, Core Fruit, the Chilean company, Frusan, and the multinational company, Unifrutti. In berries, some of our competitors include Driscoll Strawberry Associates, Naturipe Farms, California Giant Berry Farms and Well-Pict Berries. We also face competition from grower cooperatives and local champions in each of our markets.
Some of our most significant competitive risks include the following:
•some of our competitors may have greater operating flexibility and, in certain cases, this may permit them to respond better or more quickly to changes in the industry or to introduce new products and packaging more quickly and with greater marketing support;
•our products compete with products sourced from other regions, private label products and other alternatives;
•bidding for contracts or arrangements with retail and food service customers is highly competitive, and the prices or other terms of our contract bids may not be sufficient to retain existing business or to maintain current levels of profitability;
•existing customers may demand changes in terms of trading which would impact our cash flow and/or profitability;
•new competitors can enter or expand into the businesses in which we compete;
•we cannot predict the pricing or promotional actions of our competitors or whether those actions will have a negative effect on us; and

•global economic conditions or trade disruptions may influence the behavior of our competitors in a manner which may have a negative effect on us.
There can be no assurance that we will continue to compete effectively with our present and future competitors.
Global Economic and Market Risks:
We are subject to transportation risks.
An extended interruption in our ability to ship our products could have an adverse effect on our business, financial condition and results of operations. Similarly, any extended disruption in the distribution of our products could have an adverse effect on our business, financial condition and results of operations. We rely on third-party shipping companies to transport some of our products overseas, third-party stevedores to load and unload our products at our port locations and third-party trucking companies to transport our products to and from our port locations. Such third parties therefore present a source of transportation risk. While we believe we are adequately insured and would attempt to transport our products by alternative means if we were to experience an interruption due to a strike, natural disaster or otherwise, we cannot be sure that we would be able to do so, or be successful in doing so, in a timely and cost-effective manner.
Our earnings are sensitive to fluctuations in market prices and demand for our products.
Excess supply often causes severe price competition in our businesses. Growing conditions in various parts of the world, particularly weather conditions such as windstorms, fires, floods, droughts and freezes, as well as diseases and pests, are primary factors affecting market prices because of their influence on the supply and quality of products. Additionally, the application of tariffs and restrictions on free trade by nations or trading blocs can impact prices if competitor volumes are diverted into our core markets from markets where we do not compete as strongly.
Although the perishability of fresh produce varies to a certain degree by item (for example, bananas will typically keep fresh in temperature-controlled storage for longer than lettuce), fresh produce is, as a general matter, highly perishable and must be brought to market and sold soon after harvest. The selling price received for each type of produce depends on all of these factors, including the availability and quality of the produce item in the market and the availability and quality of competing types of produce.
In addition, general public perceptions regarding the quality, safety or health risks associated with particular food products could reduce demand and prices for some of our products. To the extent that consumer preferences evolve away from products that we produce for health or other reasons, and we are unable to modify our products or to develop products that satisfy new consumer preferences, there will be a decreased demand for our products. However, even if market prices are unfavorable, produce items which are ready to be, or have been, harvested must be brought to market promptly. A decrease in the selling price received for our products due to the factors described above could have an adverse effect on our business, financial condition and results of operations.
Currency exchange fluctuations may impact the results of our operations.
Our reporting currency is the U.S. Dollar, but certain of Dole’s divisions operate in functional currencies other than the U.S. Dollar, including the euro, Swedish krona, British pound sterling, Canadian dollar, Brazilian real, Czech koruna and Danish krone. We grow, source, import, package, market and distribute over 300 products that are sourced, grown, processed, marketed and distributed in over 85 countries. While our international sales are usually transacted in U.S. Dollar and European currencies, our results of operations are affected by fluctuations in currency exchange rates in both sourcing and selling locations. The results of our operating divisions and associated net assets are exposed to foreign currency translation gains and losses.
Although we enter into foreign currency exchange forward contracts from time to time to reduce our risk related to currency exchange fluctuation, our results of operations may still be impacted by foreign currency exchange rates, primarily the euro-to-U.S. Dollar, British pound sterling-to-U.S. Dollar and Swedish krona-to-U.S. Dollar exchange rates. We are also subject to volatility in local sourcing and employee costs that are denominated in the local currency, primarily the Costa Rican Colón, Chilean peso, Honduran lempira and Mexican peso. In recent years, the euro-to-U.S. Dollar exchange rate has been subject to substantial volatility which may continue. In addition, recent trade wars could have a significant adverse effect on world trade and increase the volatility of currency exchange rates. Because we do not hedge against all of our foreign currency exposure, our business will continue to be susceptible to foreign currency fluctuations.

Increases in commodity or raw product costs, such as fuel and paper, due to inflation or otherwise, or changes to their availability, could adversely affect our operating results.
In the past, increased costs for purchased fruit and vegetables have negatively impacted our operating results, and there can be no assurance that they will not adversely affect our business, financial condition and results of operations in the future.
In addition, the price and availability of various commodities can significantly affect our costs. For example, the price of bunker fuel used in shipping operations, including fuel used in ships that we own or charter, is an important variable component of transportation costs. Fuel and transportation costs are a significant component of the price of much of the produce that we purchase from third parties, and there can be no assurance that we will be able to pass on the increased costs we incur in these respects to customers.
The cost and availability of paper is also significant to us, because some of our products are packed in cardboard boxes for shipment. If the price of paper increases, and we are not able to effectively pass these price increases along to our customers, then our operating income will decrease. Similarly, if the availability of paper is affected by increased global demand, our operations could be negatively impacted. Increased costs for paper have in the past negatively impacted our operating results, and there can be no assurance that these increased costs will not adversely affect our business, financial condition and results of operations in the future.
Overall tightening of the labor market, increases in labor costs or any possible labor unrest may adversely affect our business and results of operations.
Our business requires a substantial amount of labor. Any failure to retain stable and dedicated labor by us may disrupt our business operations. Although we have not experienced any material labor shortage to date, we have observed an overall tightening and increasingly competitive labor market in some of the countries in which we operate. We compete with other companies in our industry and other labor-intensive industries for labor, and we may not be able to offer competitive remuneration and benefits compared to them. In addition, governments across multiple jurisdictions are implementing or considering measures to increase employer taxes and other labor-related statutory costs such as social security contributions, payroll taxes and mandated benefits, which may increase overall labor costs. If we are unable to manage and control our labor costs, our business, financial condition and results of operations may be affected.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing and disrupt the operations of our suppliers and customers.
We depend in part on stable, liquid and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, access to capital and credit markets and credit facility will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets, including rising interest rates and inflation, will not impair our liquidity or increase our costs of borrowing. Our business, financial condition and results of operations could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or rising interest rates.
Public health outbreaks, epidemics or pandemics have disrupted and may in the future disrupt, our business and could materially affect our business, financial condition and results of operations.
Pandemics such as the 2020 COVID-19 pandemic have negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The future extent of the impact of events such as pandemics or other public health outbreaks, on our financial performance, including our ability to execute our strategic initiatives, is uncertain and will depend on future developments, including the duration and spread of a similar pandemic, related government restrictions and the success of vaccines and other treatments.
The impact of a pandemic on our operating results can also impact our ability to meet our financial obligations. In the event of a continued sustained market deterioration or further delayed recovery, we may need additional liquidity which would require us to evaluate available alternative strategies such as selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital, which strategies could be unsuccessful. In addition, during a pandemic, governments may restrict travel between countries and transportation in general to varying degrees, and this could impact the movement of our goods across international borders.

We face other risks in connection with our international operations.
Our operations are heavily dependent upon products grown, purchased and sold internationally. In addition, our operations significantly contribute to the economies of many of the countries in which we operate, increasing our visibility and susceptibility to legal or regulatory changes. These activities are subject to risks that are inherent in operating in foreign countries, including the following:
•foreign countries could change laws and regulations, or impose currency restrictions and other restraints;
•the risk that the government may expropriate assets;
•the potential imposition or implementation of burdensome tariffs, quotas or customs clearance processes and uncertainty relating thereto;
•political changes and economic crises may lead to changes in the business environment in which we operate;
•conflict within a country in which we operate or international conflict, including terrorist acts, could significantly impact our business, financial condition and results of operations;
•economic sanctions may be imposed on some countries, which could disrupt the markets for products we sell, even if we do not sell into the target country;
•the suspension of imports of one or more products we sell, which could disrupt the markets for those products in other countries;
•dependency on leases and other agreements;
•global competitive, economic, industry, market, political and regulatory conditions, including economic downturns, political instability and war or civil disturbances that may disrupt production and distribution logistics or limit sales in individual territories;
•trade wars between nations in which we do business, which could escalate due to recent global tensions; and
•the complexity involved in adhering to various anti-corruption laws and regulations.

Any change in economic trade or tariff policy could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.
In early 2025, the new U.S. Presidential administration announced significant new tariffs on foreign imports into the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, and exemptions or exclusions that may be granted. Uncertainty around whether and to the extent to which tariffs or other fees will be imposed could materially impact our business and operations.
Terrorism and the uncertainty of war may have an adverse effect on our operating results.
Terrorist attacks and other acts of violence or war in the U.S., the EU or in other countries may affect the markets in which we operate and our operations and profitability. From time to time in the past, our operations or personnel have been the targets of terrorist or criminal attacks, and the risk of such attacks impacts our operations and results in increased security costs. Further terrorist attacks outside the U.S., against the U.S. or against operators of businesses with significant presence or history in the U.S. may occur, or hostilities could develop based on the current international situation. We face uncertainties regarding the potential near-term and long-term effect these attacks may have on our business operations, our customers, the markets for our products, including pricing if commodities are shifted from one area of the world to another, the U.S. economy and the economies of other places in which we source or sell our products. The consequences of any terrorist attacks, or any armed conflicts, are unpredictable, and we may not be able to foresee events that could have an adverse effect on our markets or our business. Although we do not believe the current conflicts between Ukraine and Russia and in the Middle East create a material risk to our business in the near term, we are nonetheless monitoring the conflicts closely and adjusting our business as needed.

Financial and Management Risks:
We may be unable to service our debt with our current or expected cash flows and such debt may limit our flexibility and ability to pursue additional financing. In addition, financial covenants and other restrictions within our existing debt agreements may impact our ability to operate our business.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including those described in this “Risk Factors” section and elsewhere in this document. Our business may not generate sufficient cash flow from operations to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional financing on terms that may be onerous or highly dilutive. In addition, our indebtedness under (i) the multicurrency five-year senior secured revolving credit facility (the “Corporate Revolving Credit Facility”) and new five-year U.S. Dollar senior secured term loan A facility (“New Term Loan A”) and (ii) the new seven-year U.S. Dollar senior secured Farm Credit term loan facility (“Farm Credit Term Loan”) will become due on May 1, 2030 and May 1, 2032, respectively. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to successfully engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, financial covenants and other restrictions within our existing debt agreements may impact our ability to operate our business. See Note 14 “Debt” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the Company’s indebtedness.
Certain of our defined benefit pension plans are currently underfunded, and we may have to make significant cash payments to the plans, which would reduce the cash available for our business.
We have underfunded obligations under certain of our defined benefit plans. The funded status of our benefit plans is dependent upon many factors, including returns on any invested assets, actuarial assumptions, including the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets, or unfavorable changes in applicable laws or regulations, could materially change the timing and amount of required plan funding, which would reduce the cash available for our business. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of our benefit plans obligations, which could affect the reported funding status of our benefit plans and future contributions, as well as the periodic pension cost in subsequent fiscal years. The Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, along with certain provisions of the U.S. Internal Revenue Code of 1986 (the “Code”), require minimum funding contributions to our tax-qualified U.S. defined benefit pension plan. See Note 15 “Employee Benefit Plans” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the Company’s pension plans.
The Pension Benefit Guaranty Corporation (the “PBGC”) has the authority to petition a court to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event our U.S. tax-qualified defined benefit pension plan is terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding, as calculated by the PBGC based on its own assumptions, which might result in a larger obligation than that based on the assumptions we have used to fund such plan.
The Company has two defined benefit plans in Ireland, two in the U.K. and one in Canada. Each of these is subject to local funding requirements and the powers of local regulators. The U.K.’s Pension Regulator has the power in certain circumstances to impose a debt or contribution demand on an employer to the extent that a defined benefit scheme is underfunded. There is currently no legislation in Ireland equivalent to that in the U.K. In addition, we have underfunded obligations under plans in Latin America which may be subject to funding requirements set by local regulations.

We expect to expand our business, in part, through future acquisitions, but we may not be able to identify or complete suitable acquisitions, which could harm our business, financial condition and results of operations.
Our business strategy includes growth through the acquisitions of other businesses. We continually review, evaluate and consider potential acquisitions. In such evaluations, we are required to make difficult judgments regarding the value of business opportunities and the related risks and cost of potential liabilities. We plan to use acquisitions of companies to expand our geographic coverage, add experienced management and increase our product offerings. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets.Our ability to identify attractive targets may be further challenged by macro economic factors creating market uncertainty, such as tariffs, trade restrictions and the associated market volatility. In addition, we may not be successful in integrating our current or future acquisitions which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the investment of our capital resources without realizing the expected returns on such investment. Furthermore, competition for acquisition opportunities may increase our cost of making further acquisitions or cause us to refrain from making additional acquisitions. We also may be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the Credit Agreement. In addition, although we have dedicated in-house personnel whose primary role is to focus on acquisitions, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.
We may be required to recognize impairment charges for our goodwill and other intangible assets, which could materially and adversely affect our business and results of operations.
From various business combinations, material amounts of purchase consideration have been allocated to goodwill and certain intangible assets that have indefinite lives. Most significantly, the acquisition of Dole Food Company in July of 2021 resulted in approximately $273.3 million and $306.3 million of goodwill allocated to the Fresh Fruit business and DOLE brand, respectively. Goodwill and other indefinite-lived intangible assets are tested at least annually for impairment. According to our fiscal year 2025 annual assessment, one of our reporting units was at risk of future impairment. Adverse changes in economic conditions leading to higher costs of capital or projected future cash flows could materially affect the results of future assessments. In such case, we may be required to recognize impairment charges for our goodwill and other indefinite-lived intangible assets, which could have a material impact on our results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates-Goodwill and Indefinite-Lived Intangible Assets” and Note 13 “Goodwill and Intangible Assets” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the impairment tests of goodwill and other indefinite-lived intangible assets.
We depend on certain key customers and are subject to risks if such key customers reduce the amount of products they purchase from us or terminate their relationships with us.
In certain regions our customer base is concentrated among a small number of large, key customers. If we fail to maintain our relationships with such customers and such customers terminate their relationship or otherwise reduce the amount of products they purchase from us below our expectations, we could suffer adverse effects on our business, business opportunities, results of operations, financial condition and cash flows. See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on customer concentration risk.
We typically extend credit to our key customers. Failure to collect trade receivables, untimely collection or customer defaults could adversely affect our liquidity.
We extend credit to certain of our key customers. Generally, our customers will pay within the credit period, however, customer illiquidity may cause repayment to fall outside the credit period or not at all. We perform ongoing credit evaluations of our customers’ financial condition and manage the risk based on experience, customers’ track record and historic default rates. If we encounter future problems collecting amounts due from our customers, particularly customers with a large amount of credit outstanding, or if we experience delays or customer default in the collection of amounts due, our liquidity could be adversely affected. See Note 8 “Receivables and Allowances for Credit Losses” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on receivables outstanding.

A portion of our workforce is unionized, and labor disruptions could decrease our profitability.
Part of the Company’s full-time employees worldwide work under various collective bargaining agreements and unionized workforces. We cannot give assurance that we will be able to negotiate these or other collective bargaining agreements on the same or more favorable terms as the current agreements, or at all, and without production interruptions, including labor stoppages. A prolonged labor dispute, which could include a work stoppage, could have an adverse effect on the portion of our business affected by the dispute, which could adversely impact our business, financial condition and results of operations. See Note 15 “Employee Benefit Plans” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on workforce under various collective bargaining agreements and unionized workforces.
Adverse perception, events or rumors relating to our brand could negatively impact our business.
Consumer and institutional recognition of our trademarks and related brands, and the association of these brands with high-quality and safe food products, are an integral part of our business. The occurrence of any events or rumors that cause consumers and/or institutions to no longer associate these brands with high-quality and safe food products may materially and adversely affect the value of our brand names and demand for our products. We have licensed and will continue to license the DOLE® brand name to several affiliated and unaffiliated companies for use in the U.S. and abroad. In addition, we sold the use of the DOLE® brand in Asia, Australia and New Zealand for fresh fruit, worldwide for certain shelf-stable packaged food products and worldwide for certain juice products. Acts or omissions by these companies, over which we have limited or no control, may also have such adverse effects.
In addition, sustainability credentials and goals are an important factor in stakeholders’ perceptions of a company. Should we not meet the expectations of our stakeholders or communicate our work in this area sufficiently this may negatively impact our reputation.
An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate.
We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We could be rendered unable to accept and fulfill customer orders as a result of disasters, pandemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in our business, and our storage of these chemicals could lead to risk of leaks, explosions or other events. Although we have business continuity plans, we cannot provide assurance that our business continuity plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event, were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have an adverse effect on our business, financial condition and results of operations.
If we lose the services of our key management, our business could suffer.
We depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit, develop and retain key management personnel. We are also dependent on our ability to continue to attract, retain, develop and motivate our personnel. We do not typically carry key person life insurance on our executive officers. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, financial condition or results of operations may be materially and adversely impacted.
We are dependent on our relationships with key suppliers to obtain a number of our products.
We depend on key suppliers to obtain a number of our products. Termination of our relationship with our key suppliers could adversely affect our business, financial condition and results of operations. Additionally, we may enter into seasonal purchase agreements committing us to purchase fixed quantities of produce at fixed prices. We may suffer losses arising from the inability to sell these committed quantities and/or achieve the committed price. We also provide grower loans and advances to suppliers with various levels of security, and we may suffer losses if these loans are not repaid. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

Regulatory and Legal Risks:
Failure to comply with applicable environmental laws and regulations can result in requirements to cease noncompliant operations, incurrence of additional capital or operating expenses to correct violations, or the assessment of significant fines and penalties.
Compliance with environmental laws, including those related to the handling, use, generation, transport, and disposal of hazardous materials is inherent in major agricultural operations, including those conducted by us. Compliance with these foreign and domestic laws and related regulations is an ongoing process, and these laws and regulations are frequently revised and generally become stricter over time. Failure to comply with applicable laws and regulations can result in requirements to cease noncompliant operations, incurrence of additional capital or operating expenses to correct violations, or the assessment of significant fines and penalties. While we believe that we are generally in material compliance with applicable laws and regulations, there can be no assurance that the cost of compliance with environmental laws and regulations will not, in the future, have a material effect on our capital expenditures, earnings or competitive position. It is possible that future developments, such as increasingly strict environmental laws and enforcement policies thereunder, including those driven by concerns about climate change and further restrictions on the use of agricultural chemicals, could result in increased compliance costs which may be material.
We may be subject to liability and/or increased costs for environmental damage from the use of herbicides, pesticides and other potentially hazardous substances or environmental contamination of our current and previously owned or leased property.
We use herbicides, pesticides and other potentially hazardous substances in the operation of our business. We may have to pay for the costs or damages associated with any improper application, accidental release or the use or misuse of such substances. Our insurance may not be adequate to cover such costs or damages or may not continue to be available at a price or under terms that are satisfactory to us. In such cases, payment of such costs or damages could have an adverse effect on our business, financial condition or results of operations.
Certain environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act in the U.S., impose strict and, in many cases, joint and several, liability for the cost of remediating contamination, on current and former owners of property or on persons responsible for causing such contamination. Dole has been in the past involved in remedial investigations and actions at some locations, and we could in the future be required to spend significant sums to remediate contamination that has been caused by us, our predecessors, or prior owners or operators of our properties. An adverse result in any potential future matter could have an adverse effect on our business, financial condition and results of operations. See Note 19 “Contingencies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the Company’s environmental-related contingencies.
We face risks related to our former use of the pesticide DBCP.
Dole formerly used DBCP (1,2- dibromo-3-chloropropane), a nematicide that was used on a variety of crops throughout the world. The registration for DBCP with the U.S. government was cancelled, with limited exceptions, in 1979 based in part on an apparent link to male sterility among chemical factory workers who produced DBCP. There are a number of pending lawsuits in the U.S. and other countries against the manufacturers of DBCP and certain growers, including Dole, who used DBCP in the past. The cost to defend or settle these lawsuits, and the costs to pay any judgments or settlements resulting from these lawsuits, or other lawsuits which might be brought, could have an adverse effect on our business, financial condition or results of operations.
Changes in immigration laws could impact the availability of labor to harvest our products and operate our manufacturing plants, or the availability of produce purchased from third party suppliers.
The personnel engaged in our harvesting operations may include significant numbers of immigrants who are authorized to work in the host county in which we operate. The availability and number of these workers could decrease if there are changes in immigration laws in the U.S. and other countries in which we operate. A scarcity of available personnel to harvest agricultural products in these countries could increase our labor costs, increase our product costs or lead to product shortages, therefore adversely impacting our business, financial condition and results of operations.

Climate change laws and regulatory requirements could have an impact on our financial condition and results of operations.
Legislative and regulatory authorities in the U.S., the EU, Canada and other jurisdictions internationally may continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes or assessments or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change laws by the U.S., the EU, Canada or any other international jurisdiction where we conduct business, such as the EU Emissions Trading System (“ETS”), could materially and adversely affect our business, financial condition and results of operations.
Additionally, new legal regulatory reporting requirements such as the EU’s Corporate Sustainability Reporting Directive (“CSRD”) and Corporate Sustainability Due Diligence Directive (“CSDDD”) and California’s SB 261 (Climate-Related Financial Risk Act) and SB 253 (Climate Corporate Data Accountability Act) require mandatory disclosures to increase transparency of environmental, social and governance (“ESG”) matters. The extent of the impact of these and other legal, regulatory and reporting requirements that may develop is evolving, for example a directive amending the CSRD and associated timeline entered force in early 2026 with Member States then required to transpose the required changes within 12 months. Non-compliance with any existing or new reporting requirements could result in fines and penalties and the ESG metrics we report may adversely impact our relationships with customers and suppliers. Failure to comply with existing and new ESG regulatory reporting requirements could adversely impact on our reputation, financial condition and results of operations.
Our operations and products are highly regulated in the areas of food safety and protection of human health and the environment.
Our operations are subject to a broad range of foreign, federal, state and local environmental, health and safety laws and regulations, including laws and regulations governing the use and disposal of pesticides and other chemicals, all of which involve compliance costs. These regulations directly affect day-to-day operations and, to maintain compliance with all of the laws and regulations that apply to our operations, we have been and may be required in the future to modify our operations, purchase new equipment or make capital improvements. Changes to our processes and procedures could require us to incur unanticipated costs and/or materially impact our business. Violations of these laws and regulations can result in substantial fines, penalties or sanctions. In some circumstances, we may recall a product, voluntarily or otherwise, if we or the regulators believe it presents a potential risk. There can be no assurance that these modifications and improvements and any fines, penalties and recalls would not have an adverse effect on our business, financial condition and results of operations. In addition, we have been and, in the future, may become subject to lawsuits alleging that our operations and products caused personal injury or property damage.
As a producer and distributor of food products, we are subject to the laws and regulations in the jurisdictions where our facilities are located and where our products are distributed. In particular, in the U.S. we are subject to the Federal Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), which is enforced by the FDA. The FDA has the authority to regulate the growing, harvesting, manufacturing, including composition and ingredients, processing, labeling, packaging import, distribution and marketing and safety of food in the U.S. The FSMA, enacted in January 2011, significantly enhances the FDA’s authority over various aspects of food regulation. For example, the FSMA granted the FDA mandatory recall authority when the FDA determines there is a reasonable probability that a food is adulterated or misbranded and that the use of, or exposure to, the food will cause serious adverse health consequences or death to humans or animals. The FDA has been active in implementing the requirements of the FSMA through issuance of regulations designed to result in a reduction of the risk of contamination in food manufacturing and in beginning compliance enforcement of those regulations, such as the Foreign Supplier Verification program. The full impact of the FDA’s compliance protocols continues to evolve, and we cannot assure you that it will not materially impact our business. Regulatory agencies in other jurisdictions have similar authority to address the risk of contamination or adulteration and to require that contaminated products be removed from the market.

In addition, the shift to a sustainable food system could result in increased costs associated with compliance with new laws and regulations. The European Green Deal sets out to make Europe the first climate-neutral continent by 2050. The EU’s Farm to Fork Strategy is an integral part of the Green Deal and aims to address the challenges of sustainable food systems. This regulates food safety at all stages of the production and distribution process for all food products marketed within the EU, whether produced within the EU or imported from non-EU countries. This body of legislation forms a complex and integrated system of rules covering the entire food chain, from animal feed and health, through plant protection and food production, to processing, storage, transport, import and export and retail sales. A framework regulation called the General Food Law Regulation (EC No. 178/2002) lays down the general principles and requirements of food law. European Member States are required to implement European food safety law at a national level. National authorities and food agencies are responsible for enforcement and ensuring compliance within European Member States. National authorities may withdraw or recall food from the market if it is considered to be injurious to health or unfit for human consumption. Where food presents a serious risk to human health, animal health or the environment, the European Commission can put in place protective measures and suspend the placing on the market or use of products originating from the EU or suspend imports of products originating from non-EU countries.
The failure to comply with these laws and regulations in any jurisdiction, or to obtain required approvals, could result in fines, as well as a ban or temporary suspension on the production of our products or limit or bar their distribution, and affect our development of new products, and thus could materially adversely affect our business and operating results. In addition, the U.S. Department of Agriculture (the “USDA”) regulates the import and export of certain fruits and vegetables into and from the U.S., and the USDA also imposes growing, manufacturing and certification requirements for certain products labeled with organic claims. Similarly, the EU maintains a system of control, certification and enforcement to guarantee that food which is marketed as organic complies with organic standards. Organic food imported into the EU is also subject to control procedures to guarantee that they have been produced and shipped in accordance with organic principles. Failure to obtain necessary permits or otherwise comply with USDA and European regulations and requirements could result in a ban or temporary suspension of the import or export of our products into or from the U.S., or our ability to grow, manufacture or market our products as organic, and thus could materially adversely affect our business. The Canadian Food Inspection Agency, and other Canadian governmental departments, could enforce laws such as the Safe Food for Canadians Regulations in such a way as to cause significant disruption to our Canadian business, including for example, requirements relating to import licenses, traceability, organic certification and food testing requirements.
As a global company, we are subject to numerous laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws or trade control laws, within the jurisdictions in which we do business. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect our business, financial condition and results of operations.

There is no assurance that we will be completely effective in ensuring our compliance with all applicable regulations and laws. In particular, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
If we are not in compliance with such laws we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.
Likewise, any investigation of any potential violations of such laws by U.S. or foreign authorities could also have an adverse impact on our reputation, business, financial condition and results of operations.

Sanctions
As a company with international operations, we are subject to economic and trade sanctions laws and regulations in the jurisdictions in which we do business, including, as applicable, the U.S., the U.K. and the EU, among others. These laws and regulations may have a broad jurisdictional reach. For instance, our non-U.S. affiliates may be required to comply with the sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), depending on the sanctions program involved or the nexus of the non-U.S. affiliate’s activities to the U.S. Economic sanctions typically prohibit or impose restrictions on dealings that involve certain foreign jurisdictions, governments, individuals or entities. Moreover, the goods we sell may be subject to applicable export control laws and regulations, such as the Export Administration Regulations (“EAR”) administered by the U.S. Department of Commerce’s Bureau of Industry and Security. The EAR generally govern the export, reexport and in-country transfer of items that are subject to the EAR, including U.S.-origin goods. Changes to applicable sanctions or export control laws and regulations could result in decreased use of our products or hinder our ability to export or sell our products to existing or potential customers, which may adversely affect our operating results, financial condition or strategic objectives. If we fail to comply with these laws and regulations, we could be subject to substantial civil or criminal penalties.
Dole has in the past and may in the future engage in the exportation of agricultural commodities pursuant to an OFAC general license or similar licenses under other economic and trade sanctions laws. For example, Dole has exported fruit to distributors located in Iran and in other countries for onward shipment to Iran in reliance on an OFAC general license that authorizes such activities. This general license required Dole to comply with certain conditions with respect to products sold, end-user limitations and payment terms. Although Dole believes it complied with the general license requirements for such sales and will comply with all applicable laws related to any future similar sales should they occur, there can be no assurance that Dole would be deemed by OFAC, or other applicable sanctions authorities, to have been in compliance. Non-compliance with general licenses or other sanctions laws could lead to a finding of a violation, which may result in monetary penalties, reputational harm or other harm to our business.
Tax legislation
Dole is also subject to changes in the approach to tax laws in the countries in which we do business. For example, various foreign taxing jurisdictions enacted local legislation formally adopting the Global Anti-Base Erosion Model Rules (“Pillar Two”), which generally provide for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development Pillar Two Framework. The rules became effective on January 1, 2024, and January 1, 2025, for different aspects of the legislation and vary by jurisdiction. The impact of the Pillar Two rules effective in 2025 has been included in the consolidated financial statements. Additional jurisdictions are expected to implement the model rules under local law in the future, with varying effective dates. Based on current implemented legislation, the Company believes that its results of operations, financial condition and cash flows will not be materially impacted by the Pillar Two directives.

Anti-bribery
We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”) and other anti-corruption laws of the countries and regions in which we do business. As well as the FCPA, these include but is not limited to the UK Bribery Act (UKBA), France’s Sapin II, the Criminal Justice (Corruption Offences) Act (2018) in Ireland, the Canadian Corruption of Foreign Public Officials Act, and the Brazilian Clean Company Act (CCA), amongst others.
If we are not in compliance with these laws, we may be subject to criminal or civil penalties, other remedial measures and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity.
The FCPA, U.K. Bribery Act and these other laws generally prohibit us and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We operate in a number of jurisdictions, some of which may pose a high risk of potential FCPA or other local anti-corruption violations, and we participate in joint ventures and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws.
Antitrust & Competition laws
We are subject to the anti-trust and competition laws of the countries and regions in which we do business including but not limited to EU & U.S. competition laws. Failure to comply with such regulations, or even the allegation of violation of antitrust or competition law, could adversely impact our reputation, business and results of operations. It could also result in material fines for the Company.
Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation.
The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits, and that the Federal Trade Commission (the “FTC”), and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices and breach of state consumer protection statutes, such as Proposition 65 in California. The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace and imposes fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations. The labeling of our products, and their distribution and marketing, is also subject to regulation by governmental authorities in each jurisdiction where our products are marketed, such as, in the EU, under Council Regulation (EC) No 834/2007 on organic production and labeling of organic products, Directive (EU) 2019/2161 on consumer protection rules, Regulation (EU) No 1169/2011 on the provision of food information to consumers and Regulation (EC) No 1924/2006 on nutrition and health claims made on foods. For example, the USDA requires compliance with certain growing production and certification requirements as a condition to labeling foods with the word “organic” or with the USDA organic seal. A failure to comply with such labeling requirements could result in enforcement proceedings in the relevant jurisdiction that could materially affect our marketing and distribution.
We are or have been the subject of a number of legal proceedings, investigations and inquiries that could have an adverse effect on our reputation, business, financial condition and results of operations, and could result in additional claims.
We have been or are currently the subject of a number of legal proceedings and civil and criminal investigations and inquiries by governmental agencies, including matters related to past use of DBCP (a nematicide that was historically used on a variety of crops throughout the world), product safety and health, product recalls, environmental property damage (such as proceedings related to a housing development in the City of Carson, California) and tax disputes. See Note 19 “Contingencies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding matters related to DBCP use and proceedings related to a housing development in the City of Carson, California. We are unable to predict how long such proceedings, investigations and inquiries will continue or the full scope of such investigations, but we anticipate that we will continue to incur significant costs in connection with these matters and that these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. These proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other administrative action against us and/or certain of our officers, or in changes to our business practices, and any such fines or penalties could be greater than we currently anticipate and may have an adverse effect on our business, financial condition or results of operations. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, could result in additional investigations and legal proceedings. As a result, these proceedings, investigations and inquiries could have an adverse effect on our reputation, business, financial condition and results of operations.
Technology and Intellectual Property (“IP”) Risks:
Inappropriate use of social media may negatively impact our brand and company image perception.
The inappropriate use of certain media could cause brand damage or information leakage. Negative posts or comments about us or our products on any social network, article, blog or website could seriously damage our reputation. In addition, the disclosure of non-public, sensitive company information through external media channels could lead to information loss. Any business interruptions or damage to our reputation could negatively impact our business, financial condition and results of operations.

We are subject to risks relating to our handling of information, operation of our information systems, and the information systems of third parties.
We rely on information technology networks and systems to process, transmit, store, and manage data, and to manage and support a variety of critical business processes and operations. If we do not develop, manage, maintain and secure our information technology systems appropriately, or do not effectively implement system upgrades, system migrations, or manage third-party service providers, our business or financial results could be adversely impacted. The cyber threat landscape is growing increasingly complex and rapidly evolving, particularly in light of growing geopolitical tensions and the increasing use of artificial intelligence (“AI”). Sophisticated cybersecurity threats present potential risk to the security of our information technology networks and systems, as well as the confidentiality, availability, and integrity of the data processed, transmitted, and stored on those networks and systems. Cybersecurity incidents may result in unauthorized access to intellectual property, trade secrets or confidential business information that are stored in electronic formats. We have in the past experienced, and may in the future face, cybersecurity incidents. In February of 2023, we were the victim of a sophisticated ransomware incident involving unauthorized access to employee information.
Our information technology networks and systems, some of which rely on third-party service providers, may experience operational impact, including to the confidentiality, integrity, and availability of our networks and systems, and the information residing therein, due to various causes, including intentional hacking, security breaches, intrusions, malware, denial of service attacks, phishing, or other cybersecurity incidents, as well as natural disasters, catastrophic events, power outages, or human error or malfeasance. If we are unable to prevent or adequately respond to and resolve these disruptions or failures, our operations may be impacted and any unauthorized access to, or acquisition of, customer, employee, or other confidential information could result in adverse consequences such as reputational damage, premature termination or reduction of existing contracts, reduction of operating revenue, remediation costs, ransomware payments, litigation or penalties under various laws and regulations. Our customers could also refuse to continue to do business with us and prematurely terminate or reduce existing contracts, resulting in a significant reduction of our operating revenue. Additionally, if a third-party service provider on which we rely experiences a cybersecurity incident, we may not learn of such incident in a timely manner, or at all, which may inhibit our ability to mitigate its impacts, and can exacerbate the risks described in this risk factor.
As cybersecurity incidents are becoming increasingly sophisticated and more frequent, our preventative measures and incident response efforts may not be entirely effective. We have invested in security safeguards to reduce the risks to our networks, systems, and data, but there is no assurance that our efforts will prevent or timely detect cybersecurity incidents or disruptions. While we have procedures to assess and manage relationships with third-party service providers, there is similarly no assurance that they will not be subject to a cybersecurity incident or disruption that has an impact on our networks, systems, or data. Future cybersecurity incidents or disruptions to us, or our third-party service providers, could result in a material impact to our operations, systems, or financial results.
A cybersecurity incident experienced by one or more of our customers or suppliers could result in operational disruptions, delays in the delivery of goods or services, interruptions to our supply chain, reduced customer demand, loss of sensitive data or the inability of affected parties to meet their contractual obligations to us. Such incidents could also expose us to reputational harm, regulatory scrutiny, contractual disputes or increased costs associated with mitigation, remediation, or the implementation of additional security measures.
In addition, privacy and security risks can rise from the use of AI. We are evaluating AI solutions to assist our operations. Failure to implement controls could result in sensitive information being entered into third party tools, while overreliance on such tools, without sufficient human oversight, could result in decision making being based on incorrect information.
We are also subject to a dynamic landscape of laws and regulations governing the handling of information and the operation of information systems, including those relating to privacy, cybersecurity and data protection, in a range of jurisdictions (for example the General Data Protection Regulation in the EU). Costs associated with compliance with these laws and regulations may increase over time and impact how we collect, handle and process information and operate our information systems, including in ways that may impact the day-to-day operation of our business. Failure to comply with these obligations could result in investigations, litigation, fines, penalties, judgments or other proceedings which could have a material impact on our financial results. See “Item 1C. Cybersecurity” for further detail on the Company’s policies and procedures on cybersecurity.

Technological innovation by our competitors could make our food products less competitive.
Our competitors include other fresh fruit and vegetable producers and major food ingredient and consumer-packaged food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of new plant varieties, food ingredients and other food products and frequently introduce new products into the market. Existing products or products under development by our competitors could prove to be more effective, more resistant to disease or less costly than our products, which could have an adverse effect on the competitiveness of our products and adversely affect our business, financial condition and results of operations.
In addition, AI and similar technologies may be integrated into some of our business processes. The potential misuse or underutilization of such technologies could make us less competitive than others in the industry.
We rely on protection of our intellectual property and proprietary rights.
Our success depends in part on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. Our policy is to protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S., the EU and in selected foreign jurisdictions. Our trademarks and brand names are registered in jurisdictions throughout the world. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also rely on trade secrets and proprietary knowledge and confidentiality agreements to protect certain of the technologies and processes that we use. The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could adversely affect our business, financial conditions and results of operations.
Risks Related to Strategic Transactions:
The terms of agreement for the sale of our Fresh Vegetables division include the provision of certain indemnities.

Under the sale agreement for the Fresh Vegetables division, the company has provided indemnities to the purchaser covering specific matters. There is a risk that claims could be made under these indemnities, which could lead to unplanned financial outflows, management time and reputational damage.
Risks Related to the Ordinary Shares in Dole plc
Securities and Reporting Risks:
There can be no assurance that we will not be a passive foreign investment company for U.S. federal income tax purposes for any taxable year, which could subject U.S. investors in our Ordinary shares to significant adverse U.S. income tax consequences.
A non-U.S. corporation, such as our company, will be classified as a passive foreign investment company (“PFIC”) for any taxable year if either (i) at least 75% of its gross income for such year consists of certain types of “passive” income, or (ii) at least 50% of the value of its assets (generally determined on the basis of a quarterly average) during such year is attributable to assets that produce passive income or are held for the production of passive income. Based on the current and anticipated value of our assets and composition of our income and assets, we do not presently expect to be a PFIC for the current taxable year or the foreseeable future.
However, while we do not expect to be or become a PFIC, no assurance can be given in this regard because the determination of whether we are or will become a PFIC for any taxable year is a fact-intensive determination made at the end of the year that depends, in part, upon the composition and classification of our income and assets.
If we were to be or become a PFIC for any taxable year during which a U.S. Holder (as defined in “United States Federal Income Tax Considerations”) holds our Ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder.
U.S. investors may have difficulty enforcing judgments against us, our directors and executive officers.
We are incorporated under the laws of Ireland, and our registered offices and a substantial portion of our assets are located outside of the U.S. As a result, it may not be possible to effect service of process on such persons or us in the U.S. or to enforce judgments obtained in courts in the U.S. against such persons or us based on civil liability provisions of the securities laws of the U.S.

There is no treaty between Ireland and the U.S. providing for the reciprocal enforcement of judgments obtained in the other jurisdiction, and Irish common law rules govern the process by which a U.S. judgment may be enforced in Ireland. The following requirements must be met as a precondition before a U.S. judgment will be eligible for enforcement in Ireland:
•the judgment must be for a definite sum;
•the judgment must be final and conclusive, and the decree must be final and enforceable in the court which pronounces it;
•the judgment must be provided by a court of competent jurisdiction, and the procedural rules of the court giving the foreign judgment must have been observed;
•the U.S. court must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules; and
•jurisdiction must be obtained by the Irish courts over judgment debtors in enforcement proceedings by service in Ireland or outside Ireland in accordance with the applicable court rules in Ireland.
Even if the above requirements have been met, an Irish court may exercise its right to refuse to enforce the U.S. judgment if the Irish court is satisfied that the judgment (1) was obtained by fraud; (2) is in contravention of Irish public policy; (3) is in breach of natural or constitutional justice; or (4) is irreconcilable with an earlier judgment. By way of example, a judgment of a U.S. court of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts on the grounds of public policy if that U.S. judgment includes an award of punitive damages. Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere.
Our Articles of Association contain exclusive forum provisions for certain claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Articles of Association provide that, unless we consent in writing to the selection of another forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our Articles of Association confirm that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. Additionally, our shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which may have an adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting in the past, and we may identify additional material weaknesses in the future.
In the past we identified material weaknesses with respect to internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis. While all past material weaknesses have been remediated, we cannot provide assurance that our internal control over financial reporting will continue to operate properly and will be sufficient to avoid potential future material weaknesses. Furthermore, our current and future controls may become inadequate due to changes in conditions in our business, information systems and key personnel.

If we were to identify future material weaknesses in our internal control over financial reporting, but fail to remediate them in a timely manner, the accuracy and timing of our financial reporting may be adversely affected; additionally, our reputation, liquidity, access to capital markets and share price may also be negatively impacted.
Risks Related to Irish Companies:
Certain provisions of Irish law and our Articles of Association could hinder, delay or prevent a change in control of Dole, which could adversely affect the price of our Ordinary shares.
Certain provisions of Irish law and our Articles of Association contain provisions that could make it more difficult for a third-party to acquire us without the consent of our Board of Directors.
Our Articles of Association include provisions permitting our Board of Directors to issue preferred shares from time to time in one or more series and to establish the terms, preferences and rights of any such series of preferred shares, all without approval of our shareholders and allowing our Board of Directors to adopt a shareholder rights plan upon such terms and conditions as it deems expedient in the interests of the Company.
As an Irish public limited company, we are subject to provisions of Irish law, which may prevent or impede any attempt to acquire us, including provisions relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our shares in certain circumstances.
Our Articles of Association include provisions classifying our Board of Directors into three classes of directors with staggered three-year terms. A retiring director is eligible for reappointment at the annual general meeting at which he or she retires. Our Articles of Association also permit the Board of Directors to fill any vacancies. These factors could have the effect of making the replacement of incumbent directors more time consuming and difficult.
These provisions may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management or our Board of Directors. Public shareholders who might desire to participate in these types of transactions may not have an opportunity to do so, even if the transaction is favorable to shareholders. These anti-takeover provisions could substantially impede the ability of public shareholders to benefit from a change in control or change our management and Board of Directors and, as a result, may adversely affect the market price of our Ordinary shares and your ability to realize any potential change of control premium.
A transfer of our Ordinary shares, other than by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty.
Transfers of our Ordinary shares effected by means of the transfer of book-entry interests in DTC will not be subject to Irish stamp duty. However, if you hold your Ordinary shares directly rather than beneficially through DTC or your Ordinary shares are transferred other than by means of the transfer of book-entry interests in DTC, any transfer of your Ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). In such circumstances, while the payment of Irish stamp duty is primarily a legal obligation of the transferee, when shares are purchased on the NYSE, the purchaser will require the stamp duty to be borne by the transferor. The potential for stamp duty could adversely affect the price of your Ordinary shares which are held directly outside of DTC rather than beneficially through DTC or are transferred other than by means of the transfer of book-entry interests in DTC.

In certain limited circumstances, dividends we pay may be subject to Irish dividend withholding tax.
In certain limited circumstances, Irish dividend withholding tax (currently at a rate of 25%) may arise in respect of any dividends paid on our Ordinary shares. While a number of exemptions from Irish dividend withholding tax exist such that shareholders resident in the U.S. and shareholders resident in certain other countries may be entitled to exemptions from Irish dividend withholding tax, not all shareholders may qualify for such relief, and the availability of exemptions may depend on the timely provision of certain documentation. As a result, some shareholders may be subject to Irish dividend withholding tax on dividends or other distributions paid by the Company, which could reduce the net amount received.
Dividends received by Irish residents and certain other shareholders may be subject to Irish income tax.
Shareholders entitled to an exemption from Irish dividend withholding tax on dividends received from us will not be subject to Irish income tax in respect of those dividends, unless they have some connection with Ireland other than their shareholding in us (for example, they are resident in Ireland). Shareholders who are not resident nor ordinarily resident in Ireland but who are not entitled to an exemption from Irish dividend withholding tax will generally have no further liability to Irish income tax on those dividends which suffer Irish dividend withholding tax.
Ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our Ordinary shares, irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our Ordinary shares are regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT.
Item 1B.    Unresolved Staﬀ Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Dole recognizes cybersecurity as an integral component of our enterprise risk management framework and the identification, assessment and management of cybersecurity threats are embedded into the Company’s overall risk management strategy and infrastructure. At the global level, an Executive Information Technology and Security Steering Committee (“IT Steering Committee”) is accountable for developing processes to identity and address risks from cybersecurity threats, including the unauthorized access, use, disruption, modification or destruction of our information systems and networks or the information residing on those systems and networks. The IT Steering Committee includes the Chief Operating Officer, Chief Financial Officer, the Director of Global Information Security (“DGIS”) and the two most senior IT leaders. The DGIS is responsible for ensuring that appropriate administrative, technical and physical safeguards are implemented across the Group. These processes that the DGIS is responsible for include, but are not limited to, maintaining and enhancing information security policies and procedures, implementing effective internal controls, increasing safeguards of information systems and related data, evaluating threats and vulnerabilities of information technology infrastructures and improving incident evaluation, communication and response. The DGIS supports the implementation of these processes at the local operating level, working closely with operational IT and cybersecurity teams to ensure ownership of the security of their IT systems. To strengthen this alignment, the DGIS has also established a technical cybersecurity team embedded across the business verticals, enabling local implementation of security measures while ensuring consistency with the Company’s overall cybersecurity strategy.
The DGIS is responsible for developing, maintaining and monitoring cybersecurity tools including the global cybersecurity roadmap, maturity model, metrics, risk register and training program. For example, the DGIS executes structured assessments against industry standards and regulatory expectations to inform enhancements to our layered defense model and strengthen our monitoring capabilities. The Company emphasizes the importance of security training to help create a stronger culture of security. These measures support our ability to identify, evaluate, and mitigate threats in a consistent manner across the Company.

The Company’s cybersecurity risk management process is integrated into the Company’s enterprise risk management processes. Each operating division considers cybersecurity risk as part of its development of divisional risk registers. The Company’s Operational Risk Committee, which includes all divisional presidents, uses those divisional risk registers and the cybersecurity risk register, with support from the DGIS, to develop an operational risk register. The Company’s Executive Risk Committee, which includes executive management, then uses the operational risk register as the foundation of the Company’s enterprise risk register.
From time to time, the Company utilizes third-party auditors and consultants to independently evaluate and test Dole’s cybersecurity strategy, risk management, infrastructure and governance. The Company also utilizes third-party service providers for certain information systems requirements and employs systems and processes designed to oversee, identify and reduce the potential impact of a security incident at a third-party service provider or otherwise implicating the third-party technology and systems we use. In particular, cybersecurity risk assessments and the evaluation of controls related to the prevention and detection of cybersecurity incidents related to the use of third-party service providers are integrated into our global internal controls over financial reporting and information technology general control frameworks. External experts, combined with our internal teams and frameworks, are used to support the Company’s ability to identify, detect, protect against, respond to and recover from cybersecurity incidents.
The Company experienced a cybersecurity incident in 2023. In response, the Company engaged third-party providers to assist with investigation of the incident, including Dole’s readiness and response, and the Company has been implementing resulting recommendations as appropriate. The Company does not believe that any risks from cybersecurity threats, including as a result of the 2023 incident, are reasonably likely to have materially affected or are reasonably likely to materially affect the Company over the long term. For more information, please see “Item 1A. Risk Factors—We are subject to risks relating to our handling of information, operation of our information systems, and the information systems of third parties.”
Governance
The DGIS has responsibility for the design and implementation of the Company’s global information security strategy, in addition to ensuring that appropriate tools and monitoring are in place. The DGIS works directly with the individuals responsible for cybersecurity embedded within the Company’s operating divisions and has a direct line of communication with these individuals for all cybersecurity related matters, including the cybersecurity risk identification, assessment and management process and the prevention, detection, mitigation and remediation of cybersecurity incidents. The DGIS has over two decades of experience in information technology and related fields, including information technology management, internal audit, data protection and cybersecurity, and previously served as the Global Information Security Director for Legacy Dole.
The Company has developed formal information and communication channels for cybersecurity incidents to be reported to the IT Steering Committee. In the case of a cybersecurity incident, we prioritize incident response and containment of the threat, including mitigating the threat’s impact on business operations and minimizing the risk of data theft and loss.
The Audit Committee is responsible for reviewing the Company’s guidelines and policies governing the process by which senior management of the Company, including the DGIS, and the relevant departments of the Company, assess and manage the Company’s exposure to risk. The Board of Directors is responsible for overseeing the assessment and management of cybersecurity risk exposures, including discussing with management such risk exposures and the steps management has taken to monitor and control such exposures.
The Executive Risk Committee reports annually to the Audit Committee on its work in developing the global risk register, including reporting on the final risk register. As discussed above, cybersecurity risk assessment is part of that process. The Board of Directors is responsible for reviewing the measures implemented by the Company to identify and mitigate risks from cybersecurity threats. As part of such reviews, the Board of Directors receives reports and presentations from members of our team responsible for overseeing the Company’s cybersecurity risk management, including the IT Steering Committee, represented by the Chief Operating Officer and Chief Financial Officer, and the DGIS.

Item 2.    Properties

Principal Properties
We have a highly diverse footprint of tangible fixed assets around the world. We own and lease farms, warehouses, coolers, packhouses, port facilities and office space, primarily focused in the Americas, Europe, Middle East and Africa, and vessels calling at ports primarily in the Americas and Europe. This diversification of our assets provides flexibility in our operations and supply chain management. For example, if a particular farm is unable to produce or a particular warehouse is unable to operate, we are able to adjust our supply chain to procure fruit or process product at different facilities within our network. While our assets are an important part of our business, the overall business is not dependent on any single asset in use or under construction. Individual capital projects are typically funded through operating cash flows or existing debt. See “Item 7. Liquidity and Capital Resources - Capital Expenditures” for additional detail on our capital investments.
The following table summarizes the approximate acreages that are owned or leased by us and the principal products grown on such farms by location as of December 31, 2025:

	Acres Under Production
Location	Acres Owned	Acres Leased	Principal Products
Costa Rica	53,545	2,552	Bananas and Pineapples
Honduras	35,350	1,050	Bananas and Pineapples
Ecuador	8,752	12	Bananas
United States	5,998	—	Pineapples
Guatemala	5,180	4,637	Bananas
Chile	2,855	3,668	Grapes
South Africa	2,701	—	Diversified Produce
Peru	329	255	Diversified Produce
Czech Republic	37	939	Vegetables
Ireland[1]	19	12	Diversified Produce
Spain	10	—	Avocados
Mexico	—	320	Berries
Brazil	—	274	Diversified Produce
1 Ireland owned and leased acreage, is comprised substantially all of greenhouse-based production operations.
Additional details of our significant properties include the following, as of December 31, 2025, by reportable segment and geographic area:
Fresh Fruit:
North America
We utilize approximately 60% of our total owned acreage in Hawaii, with the remainder actively marketed for sale.
We have port terminal operations in California, Texas, Mississippi, Delaware, and Florida, where we conduct our logistics and shipping operations. All such operations are either leased or operated pursuant to throughput rate agreements with terminal owners and operators. At our Delaware location, we own and operate a ripening center and manage a number of other ripening centers for customers across North America. In addition, we maintain several sales and administrative offices throughout North America, the largest of which is located in Charlotte, North Carolina.
South and Central America
We operate a large number of supporting packhouses and cold storage facilities throughout the region to support our tropical fruit businesses.

Our vessels operate out of terminals in Costa Rica, Ecuador, Honduras, Guatemala, and Colombia. In Ecuador, we currently own and operate a port; however, in December 2025, we agreed to dispose of this operation, which we expect to close in 2026. In the other locations, as well as in Ecuador following the closing of the aforementioned transaction, we operate, and expect to continue to operate, under a combination of leases and throughput rate agreements with port operators and owners.

Europe
We operate additional ripening facilities in Helsingborg, Sweden; in Oxfordshire, England; and in Calcio and Rome, Italy, the largest of which is the facility in Calcio, at approximately 91,500 square feet. We also maintain sales and administrative offices across the EMEA region, including in Calcio, Italy; in Athens, Greece; in Hamburg, Germany; and in Dubai, United Arab Emirates. In addition, we operate a small port terminal office in Antwerp, Belgium, in support of our shipping operations.
On-the-water or In-transit
We also own a fleet of nine self-sustained refrigerated container carriers and four pallet-friendly conventional refrigerated ships with container-carrying capacity on deck. We operate all of the vessels ourselves and additionally operate an additional charter vessel. The nine container vessels operate on four services from Central and South America to the eastern coast of the U.S. (two services), U.S. gulf region and U.S. west coast, while the four owned, pallet-friendly vessels and one charter operate a single service between Central and South America, Puerto Rico and Belgium. We also lease or own a fleet of 19,852 reefer containers, 1,128 dry containers, approximately 5,493 chassis and 4,782 gensets that support our shipping operations.
Diversified Fresh Produce – EMEA:

Europe
Ireland
We have facilities across the Republic of Ireland, including our corporate head office in Dublin, as well as other facilities comprising greenhouses (approximately 31 acres covered), warehousing, and ancillary offices located throughout the country. Our main operating facility consists of a combination of three leased buildings totaling approximately 170,000 square feet and includes warehouses, a packhouse, and offices located in Swords, County Dublin.
Spain & Portugal
We have 26 facilities in Spain and two facilities in Portugal, totaling almost 800,000 square feet of office, warehousing, ripening, and wholesale market space. Our main operations in these countries are located in Madrid (approximately 73,000 square feet), Barcelona (approximately 102,000 square feet) and Alicante (approximately 51,000 square feet), where our Spanish head office is located. Three of these facilities are owned, and all remaining facilities are leased.
The Netherlands
We operate out of a number of facilities across the Netherlands, with large warehousing (including ripening facilities) and office spaces in Bleiswijk, Poeldijk and Venlo, and smaller office and warehousing spaces in Zeewolde and Dronten. The facilities in Poeldijk are owned totaling approximately 62,000 square feet and all other facilities are leased, totaling approximately 270,000 square feet.
Poland
In Poland, we operate through a joint venture and own approximately 9,800 square feet, while leasing approximately 2,700 square feet, of warehouse and office space.
France
In France, we operate five facilities that consist of administration offices, warehouses and ripening and distribution facilities.

Sweden
We primarily operate from owned offices and warehouses in Helsingborg, which include automated packing and sorting facilities and ripening rooms totaling approximately 247,000 square feet. We also operate smaller facilities across Sweden in our produce business, including production and processing plants, ripening rooms, warehousing and office space. In addition, for our third‑party logistics business, we operate a number of leased warehouses that are subleased to customers.
Denmark
The main Danish facility is an owned property located in Køge, consisting of approximately 164,000 square feet and comprising a warehouse, picking and packing areas, office space, and avocado and mango ripening facilities. We also own a second facility in Aarhus of approximately 50,000 square feet, which is used for banana ripening and cross‑docking.
U.K.
We operate 29 locations across the U.K., comprising offices, warehousing, and packing facilities, with a combination of owned and leased properties. Our largest facilities are located in Spalding, which includes a 60,000‑square‑foot owned packing and warehouse facility, and in Bristol, which includes approximately 56,000 square feet of warehouse space that is partially owned and partially leased within a wholesale marketplace in which we are a significant shareholder.
Czechia & Slovakia
The headquarters of our Czech operations is located in Brno and consists of an owned facility of approximately 215,000 square feet, which includes office space, warehouses, banana ripening rooms, cold storage and logistics operations. We also own two and lease two additional smaller properties in Czechia. Our Czech operating company also leases a facility of approximately 120,000 square feet in Bratislava, Slovakia, which is used for general wholesaling activities, and through a joint venture we lease one more more smaller property.

Other
South Africa
Through our South African subsidiary, we operate one owned warehouse and packing facility of approximately 146,000 square feet and one leased warehouse and packing facility of approximately 97,000 square feet. In addition, our South African joint ventures operate an additional packhouse.
Brazil
We also own one warehouse facility of approximately 75,000 square feet and lease two packhouse facilities, totaling approximately 40,000 square feet, to support our operations in the country.
Diversified Fresh Produce – Americas & ROW:
North America
In Canada, we operate four distribution facilities, including two in Ontario, one in British Columbia, and one in Alberta. These facilities comprise offices, warehousing and cold storage, packing, ripening rooms, and transportation brokerage services. We also maintain additional regional sales and administrative offices in Ontario. All facilities are leased, except for a 65,000 square foot wholesale facility in Ontario that is owned by one of our joint venture partners.
In the U.S., we operate two additional facilities in California dedicated to packing, warehousing and cold storage, comprising approximately 225,000 square feet in the aggregate. The larger facility is leased, while we own a facility located in Temecula, California.

South and Central America
We operate twelve packhouses in Chile, nine of which include cold storage facilities; one packhouse in Argentina with a cold storage facility; and one packhouse in Peru operated through a joint venture partner. Our largest facility in Chile, approximately 520,000 square feet in size, is located in San Fernando and is primarily used for apple and pear production.
We also maintain a number of small sales offices, primarily through our joint venture partners and equity method investments, in locations that include South Africa and Australia.
Corporate and Other:
Our principal corporate office properties include our corporate headquarters in Dublin, Ireland, and our North American headquarters in Charlotte, North Carolina, which is also utilized as the Fresh Fruit North America sales office.

Following the disposal of the Fresh Vegetables division, we continue to own two cooler facilities: one located in Yuma, Arizona, totaling approximately 329,000 square feet, and another located in Huron, California, totaling approximately 31,000 square feet.
Item 3.    Legal proceedings
From time to time, Dole is the subject of a number of legal proceedings and civil and criminal investigations and inquiries by governmental agencies. We are unable to predict how long such proceedings, investigations and inquiries will continue or the full scope of such investigations, but we anticipate that we will continue to incur significant costs in connection with these matters and that these proceedings, investigations and inquiries will result in a substantial distraction of management’s time, regardless of the outcome. These proceedings, investigations and inquiries may result in damages, fines, penalties, consent orders or other administrative action against us and/or certain of our officers, or in changes to our business practices, and any such fines or penalties could be greater than we currently anticipate. Furthermore, publicity surrounding these proceedings, investigations and inquiries or any enforcement action as a result thereof, even if ultimately resolved favorably for us, could result in additional investigations and legal proceedings. As a result, although these proceedings, investigations and inquiries could have an adverse effect on our reputation, business, financial condition and results of operations, we do not expect them to have a material adverse effect, individually or in the aggregate, on Dole’s results of operations, financial condition or cash flows.
See Note 19 “Contingencies” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding legal proceedings.
Item 4.    Mine Safety Disclosure
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for our Ordinary Shares
Our Ordinary shares are traded on the NYSE, under the symbol "DOLE", and commenced trading on July 30, 2021, the date of our IPO.
As of February 25, 2026, there were 4,054 record holders of Dole’s outstanding Ordinary shares.
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on Ordinary share ownership of certain beneficial owners, management and related parties.
Dividends
Dole plc has historically paid quarterly cash dividends and intends to continue to pay comparable quarterly cash dividends on our Ordinary shares. Future dividends will be declared at the sole discretion of our Board of Directors and subject to earnings, financial condition, operating results, capital requirements and other relevant factors. Dividend payments must also comply with applicable law, including the Irish Companies Act, which requires, among other things, Irish companies to have profits available for distribution (known as distributable reserves) equal to or greater than the amount of the proposed dividend.
Because we are a holding company and have no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. Our future ability to pay cash dividends on our shares may also be limited by the terms of our current and any future debt or preferred securities. In addition, certain of our debt agreements, including the Credit Agreement, may limit our ability and the ability of certain of our subsidiaries to pay dividends.
Recent Sales of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.

Performance Graph
The following graph compares the cumulative five-year total return of holders of DOLE ordinary shares with the cumulative total returns of the Russell 2000 and S&P 600 Food Products (Industry) indices. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from July 30, 2021 (the date of our IPO) to December 31, 2025.

	7/30/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
DOLE	$100.00	$92.43	$69.09	$90.38	$101.97	$115.59
Russell 2000	$100.00	$101.35	$80.64	$94.29	$105.16	$118.63
S&P 600 Food Products (Industry)	$100.00	$101.85	$98.53	$107.53	$116.85	$84.74
Item 6.        [Reserved]
Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations included herein should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto, and may contain forward-looking statements that relate to our plans, objectives, estimates and goals and involve risks and uncertainties. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to products, sales, revenues, expenditures, costs and earnings are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors”.
Executive Overview
We are a global leader in fresh fruits and vegetables, with produce sourced, both locally and globally, from over 100 countries in various regions and distributed and marketed in over 85 countries, across retail, wholesale, food service and e-commerce channels. Our most significant products hold leading market share positions in their respective categories and territories. We are one of the world’s largest producers of fresh bananas and pineapples, a major global exporter of grapes and have an expanding presence in avocados, mangos, kiwis, berries, cherries and organic produce. We sell and distribute fruit and vegetable products throughout an extensive network in North America, Europe, Latin America, Asia, the Middle East and Africa (primarily in South Africa). For further information on our principal sources of revenue, refer to Note 5 “Revenue” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data.” In addition, see “Item 1. Business” for a more detailed description of our products and services offered.

Dole is comprised of the following three reportable segments:
Fresh Fruit: The Fresh Fruit reportable segment primarily sells bananas, pineapples and plantains which are sourced from Dole-owned and leased farms or local growers, predominately located in Latin America, and sold throughout North America, Europe, Latin America and Asia. This segment also operates a commercial cargo business, which offers available capacity to transport third party cargo on company-owned vessels that are primarily used internally for transporting bananas and pineapples between Latin America, North America and Europe.
Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, U.K., Swedish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, e-commerce and food service channels across the European marketplace.
Diversified Fresh Produce – Americas & ROW: The Diversified Fresh Produce – Americas & ROW reportable segment includes Dole’s U.S., Canadian, Mexican, Chilean, Peruvian and Argentinian businesses, all of which market globally and locally-sourced fresh produce, including avocados, kiwis, apples, berries and cherries, from third-party growers or Dole-owned farms to wholesale, retail-oriented marketing and specialist businesses.
Vegetables Exit Process
On August 1, 2025 we entered into the Vegetables Transaction with OG Holdco LLC to sell the Fresh Vegetables division for an aggregate purchase price of approximately $140.0 million (approximately $90.0 million in cash and a $50.0 million seller note), subject to customary adjustments, as well as a $10.0 million earn-out. On August 5, 2025 (the “closing date” or “disposal date”), the Vegetables Transaction closed and we completed the exit of the Fresh Vegetables division (the “Vegetables exit process”). As a result of sale of the Fresh Vegetables division, we recognized a pre-tax loss on disposal of $14.7 million ($11.2 million, net of tax), included in loss from discontinued operations, net of income taxes, within the consolidated statements of operations in the year ended December 31, 2025. The carrying amount of net assets sold amounted to $141.8 million, including cash of $28.0 million, and net cash proceeds from the sale were primarily used to reduce the amounts outstanding on our Corporate Revolving Credit Facility.
The results of operations of the Fresh Vegetables division up until the disposal date have been reported separately as discontinued operations, net of income taxes, within our operating results below.

See Note 4 “Acquisitions and Divestitures” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below, for additional detail on the results of discontinued operations and the Vegetables exit process. Other than the impact of the sale discussed above, we do not expect the sale to have other material direct or indirect impacts to our current or future operating results, statement of financial position and cash flows.
Trend information
Our results of operations are affected by numerous factors, including current economic and market environment, and the balance between the supply of and demand for products, as well as competition from other fresh produce companies. Our results of operations are also dependent on the ability to supply a consistent volume and quality of fresh produce to served markets. Set forth below are other general key factors that have had and may have a significant impact on Dole’s results of operations in the future.
Current Economic and Market Environment
Overall, the economic and market environment continued to be volatile in 2025, and as we look ahead to 2026, a number of external factors are currently posing important risks to the global economy and to our business, including:

•Evolving global trade policies, including but not limited to the imposition (and any future imposition) of tariffs and their impact on supply chains and logistics, the relative cost to get each product to market, demand patterns, foreign exchange rates and other areas;
•Global economic disruption due to geopolitical conflicts, as well as increased local disruptions due to political or security issues;
•Changing central bank monetary policies, which have resulted in interest rate adjustments and volatile foreign exchange rates, in particular;
•Weather events, including the impacts of the 2024 tropical storms in Honduras;

•Crop disease pressures which put pressure on yields and supply and also on growing and sourcing costs; and
•Evolving regulatory environments in many areas, including in shipping.

In response to the various ongoing challenges noted above, we are continuing to work across our business on mitigation strategies, including working with customers and suppliers to manage possible impacts of recent and possible future tariff implementations, enacting price increases, identifying operational efficiencies and making strategic investments where deemed appropriate. Although we ultimately believe that we are well positioned within our industry to weather periods of economic disruption, the scope, duration and carry over effects of the above factors are uncertain, rapidly changing and difficult to predict. Therefore, the extent and magnitude of the impact of these factors on our business, operating results and long-term liquidity position cannot be reliably estimated at this time.
In addition, we are continuing to monitor the direct and indirect effects of ongoing and emerging geopolitical conflicts, on both the global economy and our business and operations. The broader consequences of these issues have resulted, and will continue to result in certain challenges for our business but any resulting impacts have not been and are not expected to be material to Dole’s overall results.
See “Item 1A. Risk Factors” herein for more information on ongoing risks, such as those related to currency exchange fluctuations, increases in product costs, international operations, global capital and credit markets, weather-related events and the uncertainty of wars and other global conflicts.
Supply / Demand Management and Price Fluctuations
Matching marketplace demand with supply from Dole-owned farms and local and global producers is a core competency for our business. Fresh produce supply and demand management is complicated by the inherent perishability and relatively short shelf-life of these products. On the supply side, the transportation of fresh produce as well as the production and sale of produce can be impacted by geopolitical as well as environmental factors beyond our immediate control, including unexpected weather events and climate change. Overly cold or overly warm weather can disrupt the timing of production, and, when more severe, weather can limit yields and supply overall. Outsized weather events and natural disasters may disrupt entire seasons of operations and can require significant investments in order to fund recovery. Prices and margins fluctuate accordingly. Supply planning traverses seasons and continents and is often conducted months in advance of sale, limiting our capacity to adjust volumes. Demand can also be impacted by weather patterns. For example, a warm spell can drive higher strawberry sales, while persistent cold weather can reduce those sales. In addition, at a macroeconomic level, customer and consumer demand are constantly impacted by evolving consumer trends and consumption patterns. Overall, however, we are able to maintain flexibility to adequately manage operations because of the diversity of our customers and producers, as well as our ability to match longer-term supply contracts with longer-term sales contracts and shorter-term supply with more market volumes and pricing.
Supply Chain and Logistics Pressures
Our business is materially dependent on the procurement of finished goods from other growers, as well as raw materials and other inputs, such as fuel, containerboard, fertilizers, plastic resins and other commodities, used in the growing, packaging, manufacturing and distribution of products. Changes in the costs of raw materials and other inputs have historically impacted and are expected to continue impacting Group profitability. Increases in commodity costs have historically driven, and may in the future drive, price increases for our portfolio of products to mitigate the impact of such increased costs.
Shipping and inland logistics are of significant importance to our business, and as a result, their cost and availability are critical variables that impact sales volumes and operating margins. We manage our exposure to this variability on the shipping side by owning and operating our own vessels. Our vessels support a large portion of volume in the Fresh Fruit reportable segment and also provide additional insulation via our commercial cargo business, which typically performs strongest when the demand for and cost of shipping is at its highest. However, both within the Fresh Fruit segment and in other reportable segments, we also rely on third party shipping and logistics services. Disruptions in shipping routes or at ports and other terminals, as well as (i) supply and demand imbalances in inland logistics and ocean freight, and (ii) cost changes or market and planning uncertainty due to regulatory changes, can therefore have a material impact on our operations if Dole cannot adjust pricing when markets change, secure a consistent supply of logistics services or offset additional costs with additional profit in its commercial cargo business.
For more information, see “Item 1A. Risk Factors—Global Economic and Market Risks”.

Foreign Currency Fluctuations
Dole is exposed to purchases and sales transactions in several local currencies, primarily the U.S. Dollar, euro, Swedish krona, British pound sterling, Costa Rican Colón, Chilean peso, Honduran lempira and Mexican peso. Refer to discussion below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as further discussion in “Item 1A. Risk Factors-Currency exchange fluctuations may impact the results of our operations” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” for additional information on foreign currency fluctuations.
Regulatory Restrictions, Restrictions on Free Trade and Tariffs
International regulatory restrictions, the application of tariffs and restrictions on free trade by nations or trading blocs can influence the performance of the Company both directly, if sales or costs are impacted by issues in a core market, and indirectly, if competitor volumes are diverted into core markets from markets where the Company does not compete as strongly. See “Item 1A. Risk Factors-We face other risks in connection with our international operations”. Restrictions vary but can take the form of outright bans on the imports of products, regulatory restrictions which preclude the importation of products grown outside of strict specifications or taxes applied to disincentivize importation from other countries or impact the manner in which trade is conducted. Dole’s exposure to regulatory restrictions or restrictions on free trade and tariffs will typically depend on the profile of any given business unit’s produce sales and customer base.
In early 2025, the new U.S. Presidential administration announced significant new tariffs on foreign imports into the U.S. In November 2025, the U.S. Presidential administration provided tariff relief on certain agricultural products subject to earlier tariffs on foreign imports, including coffee, tropical fruits, bananas, oranges and tomatoes, as well as certain fertilizers. During the year, we worked with customers and suppliers to mitigate the impact of foreign tariffs on our business; however, the political and economic landscape continues to evolve and is difficult to predict. The long-term financial effects of existing tariffs, or any new tariffs or other fees, are uncertain and cannot be reasonably estimated at this time.
Climate Change and Sustainability
Dole conducts business, grows produce and sources product in certain jurisdictions that have imposed, or are considering imposing, new or increased legal and regulatory requirements to reduce or mitigate the potential effects of climate change, including regulation of greenhouse gas emissions and potential carbon pricing programs, and to increase transparency in the areas of ESG matters through more robust reporting requirements. Certain examples of increased ESG regulatory compliance include the EU’s CSRD and CSDDD. The CSRD legally requires disclosures of an organization’s material ESG impacts, risks and opportunities to enhance transparency and comparability of ESG metrics, targets and policies for eligible EU or non-EU companies. The CSDDD requires rules for corporate due diligence activities to address adverse human rights and environmental impacts. Recent changes by the EU have extended the anticipated timelines for implementation. We now expect to be required to comply with the CSRD beginning in 2028 and the CSDDD in 2029. In addition, we are in scope for California Climate Disclosure Laws, SB 261 (Climate-Related Financial Risk Act) and SB 253 (Climate Corporate Data Accountability Act). SB 261 requires organizations to prepare and publish a climate-related financial risk report with the deadline for initial compliance still pending. SB 253 requires the disclosure of greenhouse gas emissions, with the first required reporting currently due by August 2026. Compliance with these and other legal, regulatory and reporting requirements may result in increased costs and additional investment in a wide range of company activities, including examples such as in facilities, new employees and external advisors, equipment and process-improvement. However, the extent of the impact on our financial results regarding these regulations, as well as the scope and timing of any new or increased regulations related to climate change, cannot be estimated at this time.

Effective in January of 2024, the EU expanded the scope of its greenhouse gas ETS to include maritime transport, which covers our commercial cargo business and other maritime shipping operations in Europe. This scheme, which had until now applied primarily to industrial companies and airlines, is a cap-and-trade system for carbon dioxide (“CO2”) emissions to encourage industries to improve their CO2 efficiency. Under the legislation, we are required to purchase allowances on the open market for our CO2 emissions from maritime operations in Europe. The scope of our emissions that are covered includes 100% of emissions on voyages departing from and arriving at a port under jurisdiction of the EU and 50% of emissions on voyages departing from a country outside of the EU and arriving at an EU port or departing from an EU port and arriving in a port located in a non-EU country. The ETS for the maritime industry is phased-in, whereby we were required to purchase allowances for 40% of our emissions in scope in 2024 and rising to 70% in 2025 and 100% in 2026 and thereafter. While the ETS has had an adverse impact on our operating results, the current cost of allowances has not been material and is not expected to be material in future years. However, we are currently unable to fully assess our ability to obtain sufficient carbon credits or the potential for the future cost of such credits to have a material adverse effect on our business, operations or financial condition.

In addition to the impacts from regulatory and compliance requirements discussed above, from time to time, we have been and most likely will continue to be impacted by adverse weather events, whose effects may be exacerbated by climate change. While supply impacts can be mitigated through our diversified sourcing portfolio and contract management, any incremental costs and write-offs from weather-related events may be material to Dole’s future operations and cannot be reliably estimated. However, the Company aims to abate these potential impacts through insurance arrangements against weather-related events and continuing maintenance and investment initiatives to improve the durability of our fixed asset portfolio.
Furthermore, we expect to incur additional costs in connection with our commitment to and execution of our sustainability goals. While we expect to make additional expenditures to meet our sustainability goals, at this time, the scope, timing and extent of these additional expenditures is uncertain and cannot be estimated. Refer to “Item 1. Business” for further detail on the Company’s sustainability and environmental initiatives.
While we believe our ESG goals align with our financial and operational priorities, they are aspirational and may change, and there is no guarantee that they will be met or that they will not have a material impact on our future results.

Operating Results
Selected results of operations for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year Ended		Change
	December 31, 2025	December 31, 2024	2025 vs. 2024

	(U.S. Dollars in thousands, except percentages)
Revenue, net	$9,172,907	$8,475,343	$697,564	8.2%
Cost of sales	(8,458,599)	(7,757,622)	(700,977)	9.0%
Gross profit	714,308	717,721	(3,413)
Selling, marketing, general and administrative expenses	(495,476)	(474,058)	(21,418)	4.5%
Gain on disposal of businesses	606	76,417	(75,811)	(99.2)%
Gain on asset sales	15,045	2,648	12,397	468.2%
Impairment of goodwill	—	(36,684)	36,684	(100.0)%
Impairment and asset write-downs of property, plant and equipment and lease assets	(11,518)	(5,480)	(6,038)	110.2%
Operating income	222,965	280,564	(57,599)
Other (expense) income, net	(1,574)	20,595	(22,169)	(107.6)%
Interest income	13,373	10,745	2,628	24.5%
Interest expense	(66,541)	(72,264)	5,723	(7.9)%
Income from continuing operations before income taxes and equity earnings	168,223	239,640	(71,417)
Income tax expense	(71,003)	(75,649)	4,646	(6.1)%
Equity method earnings	30,714	8,308	22,406	269.7%
Income from continuing operations	127,934	172,299	(44,365)
Loss from discontinued operations, net of income taxes	(45,959)	(28,880)	(17,079)	59.1%
Net income	81,975	143,419	(61,444)
Less: Net income attributable to noncontrolling interests	(30,656)	(17,906)	(12,750)	71.2%
Net income attributable to Dole plc	$51,319	$125,513	$(74,194)
The following provides an analysis of consolidated operating results in comparison to the prior year. Management has analyzed the significant drivers of consolidated operating results below and provided further commentary on segment performance in the section to follow. All other operating results not included in the analysis were not significant to the Company’s overall performance. Unless otherwise noted, the changes discussed below are for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
For an analysis of changes in operating and segment results for the year ended December 31, 2024, as compared to the year ended December 31, 2023, please see Dole’s annual report on Form 20-F for the year ended December 31, 2024, filed on March 11, 2025 by Dole plc (File No.001-40695).
Revenue, Net
The increase in total revenue, net (8.2%, or $697.6 million) was primarily due to strong operational performance across all reportable segments and a favorable impact from foreign currency translation of $169.4 million, as a result of the strengthening of the Swedish krona, euro and British pound sterling against the U.S. Dollar when compared to the prior year. These increases were offset partially by a net negative impact from acquisitions and divestitures of $111.0 million, particularly in the Diversified Fresh Produce – Americas & ROW reportable segment as a result of the disposal of the Progressive Produce business in mid-March 2024.
Other factors driving changes in revenue are described in more detail in the “Segment Operating Results” section below.

Cost of Sales
The increase in total cost of sales (9.0%, or $701.0 million) was primarily due to increased trading activity for all reportable segments and an unfavorable impact from foreign currency translation, as a result of the strengthening of the Swedish krona, euro and British pound sterling against the U.S. Dollar when compared to the prior year. Additionally, in the Fresh Fruit segment, costs of sales increased due to higher fruit sourcing costs primarily in bananas, accentuated partially by the impact of Tropical Storm Sara in Honduras, but also in pineapples and plantains. There were also higher shipping costs in Fresh Fruit due to the completion of scheduled dry dockings and the impact of an operational disruption for one of our vessels servicing the North American market that has since been resolved. These increases were partially offset by the impact of the sale of the Progressive Produce business in mid-March 2024.
Selling, Marketing and General and Administrative Expenses (“SMG&A”)
The increase in total SMG&A (4.5%, or $21.4 million) was primarily due to increases in employee wages and salaries in the current year, higher professional fees, restructuring and redundancy costs and an unfavorable impact from foreign currency translation, as a result of the strengthening of the Swedish krona, euro and British pound sterling against the U.S. Dollar when compared to the prior year. These increases were partially offset by the incremental impact of the disposal of the Progressive Produce business in mid-March 2024.
Gain on Disposal of Businesses
The gain on disposal of businesses was $76.4 million during the year ended December 31, 2024 and was primarily attributable to the disposal of the Progressive Produce business. During the year ended December 31, 2025, Dole recognized an incremental gain on the sale of Progressive of $0.4 million related to amounts that were released from escrow. Other gains on disposal of businesses for the year ended December 31, 2025 were immaterial.
Gain on Asset Sales
The gain on asset sales in the current year was $15.0 million and was primarily a result of the sale of actively marketed land in Hawaii in the Fresh Fruit segment, the sale of certain properties and machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment and sale of certain properties in the Diversified Fresh Produce – EMEA segment.

The gain on asset sales in the prior year was $2.6 million and was primarily a result of the sale of certain properties and machinery and equipment among all reportable segments.
Impairment of Goodwill
No goodwill impairment was recognized for the year ended December 31, 2025.
During the three months ended March 31, 2024, the Company identified a triggering event for the Diversified Fresh Produce – Americas & ROW reporting unit as a result of the disposal of the Progressive Produce business. After accounting for the disposal, we performed a quantitative analysis on the remaining goodwill within the reporting unit and concluded that goodwill was impaired by $36.7 million in the three months ended March 31, 2024. Based on the results of our annual goodwill impairment test, no additional goodwill impairment was recorded for the year ended December 31, 2024.
Impairment and asset write-downs of property, plant and equipment and lease assets
The impairment and asset write-downs of property, plant and equipment and lease assets for the year ended December 31, 2025 was $11.5 million, primarily related to certain property, plant and equipment and operating lease right-of-use assets excluded from the disposal of the Fresh Vegetables division. As a result of the reclassification of these assets as held and used, we recorded a non-cash aggregate impairment charge of $8.2 million to adjust the assets to the lower of carrying amount (adjusted for depreciation and amortization had these assets been continuously classified as held and used) and fair value. There was also a $2.3 million loss in the Fresh Fruit segment to write down the carrying value of certain land in Hawaii to fair value, less costs to sell, upon reclassification into actively marketed property.
The impairment and asset write-downs of property, plant and equipment and lease assets for the year ended December 31, 2024 was $5.5 million, primarily related to asset write-downs of certain property, plant and equipment across all reportable segments.

Other (expense) income, net
Other (expense) income, net decreased to expense of $1.6 million in the year ended December 31, 2025 from income of $20.6 million in the year ended December 31, 2024. The decrease was primarily due to higher net unrealized losses on foreign currency denominated borrowings, higher net periodic costs from non-service components of pension and other postretirement benefit plans, incremental net expenses in connection with the Refinancing (as defined in greater detail below in “Item 7. Liquidity and Capital Resources”) and lower rental income. These decreases were partially offset by insurance proceeds recognized in the period, realized gains on foreign currency denominated borrowings and higher gains on investments and contingent consideration.
See Note 7 “Other (expense) income, net” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail.
Interest Income
The increase in interest income (24.5%, or $2.6 million) was primarily due to interest income recognized on the seller note received as consideration for the Vegetables Transaction.
Interest Expense
The decrease in interest expense (7.9%, or $5.7 million) was due to lower base interest rates in the current year in comparison to the prior year.
Income Taxes
We recorded income tax expense of $71.0 million, inclusive of a non-cash valuation allowance adjustment of $19.9 million, on $168.2 million of income from continuing operations before income taxes and equity earnings in the current year, reflecting a 42.2% effective tax rate, and income tax expense of $75.6 million on $239.6 million of income from continuing operations before income taxes and equity earnings in the prior year, reflecting an 31.6% effective tax rate.
Dole’s effective tax rate varies significantly from period to period due to the level and mix of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. In the current year, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Cuts and Job Act (“Tax Act”), U.S. Subpart F income inclusion, a net decrease in liabilities for unrecognized tax benefits, a net increase in valuation allowances, impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. In the prior year, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to the tax on the gain on the sale of the equity interest in the Progressive Produce business in the U.S., a nondeductible goodwill impairment charge, GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, a net increase in liabilities for unrecognized tax benefits, a net decrease in valuation allowances, impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
The Company’s net deferred tax liability is primarily related to acquired intangible assets and fair value adjustments resulting from the Merger and is net of deferred tax assets related to the U.S. federal interest disallowance carryforward, U.S. state and non-U.S. net operating loss carryforwards and other temporary differences. Dole maintains a valuation allowance against certain U.S. state and non-U.S. deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on deferred tax assets by jurisdiction and adjusts estimates as more information becomes available.
All post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have been subject to U.S. tax. Dole plc is an Irish-based parent company and intends to continue to invest most or all of its foreign earnings, as well as capital, in its foreign subsidiaries, indefinitely outside of Ireland and does not expect to incur any significant additional taxes related to such amounts. Also, from time to time, Dole may choose to repatriate anticipated future earnings of which some portion may be subject to tax and increase Dole’s overall tax expense for that fiscal year. The Company continues to evaluate its cash needs and may update its assertion in future periods.

One of the Company’s foreign subsidiaries is under tax audit for the year ended December 31, 2017. In 2023, the tax authorities issued an assessment of approximately $23.5 million, including interest and penalties. The Company appealed the assessment through the administrative process, which concluded in November 2025 with an unfavorable ruling. To advance the matter to the judicial level, the Company is required either to pay the assessed tax and interest of approximately $18.5 million or obtain a court-ordered stay of enforcement, the granting of which is uncertain. The Company is in the process of seeking such a stay. Based on an analysis of the relevant facts, local law, and precedent, the Company believes it is more likely than not to prevail at the judicial level. The timing of final resolution is uncertain and may take several years.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted, with provisions effective between 2025 and 2027. The Company evaluated the impact of OBBBA and determined that the effects on its current and deferred income taxes were not material for the year ended December 31, 2025, other than changes to the Section 163(j) adjusted taxable income (“ATI”) calculation (specifically, provisions removing foreign inclusion income from the ATI base).
See Note 9 “Income Taxes” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on income taxes.
Equity Method Earnings
In the year ended December 31, 2025, equity method earnings increased to $30.7 million from $8.3 million in the year ended December 31, 2024. The increase was primarily due to the divestiture of a portion of ownership shares in an investment located in the U.S. within the Diversified Fresh Produce – Americas & ROW segment, for which we recognized a $6.9 million gain, net of income tax. The disposal was part of a non-cash transaction in which we exchanged a portion of our shares for additional share ownership in a non-wholly owned consolidated subsidiary. Dole also completed the sale of two investments in the Netherlands within the Diversified Fresh Produce – EMEA segment, recognizing total gains of $4.0 million, in the aggregate. The prior year was also impacted by an impairment charge of $7.2 million to an investment in North America within the Diversified Fresh Produce – Americas & ROW segment. On an underlying basis, there was also an increase due to improved performance across our joint ventures in the Netherlands within the Diversified Fresh Produce – EMEA segment, in North America within the Diversified Fresh Produce – Americas & ROW segment and in Latin America within the Fresh Fruit segment.
See Note 22 “Investments in Unconsolidated Affiliates” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information on equity method investments.
Results from discontinued operations, net of income taxes
Results from discontinued operations, net of income taxes, for the year ended December 31, 2025 was a loss of $46.0 million, compared to a loss of $28.9 million in the prior year. The current year was impacted by the after-tax loss of $11.2 million (pre-tax loss of $14.7 million less a net tax benefit of $3.5 million) on the disposal of the Fresh Vegetables division, as well as an after-tax loss of $45.3 million (pre-tax loss of $60.9 million less a deferred tax credit of $15.5 million) to adjust the carrying amount of the Fresh Vegetables division to its estimated fair value, less costs to sell, in accordance with held for sale disposal group measurement guidance. The prior-year was also impacted by an after-tax held for sale fair value loss of $78.2 million (pre-tax loss of $104.9 million less a deferred tax credit of $26.7 million). Results before income taxes and loss on disposal of business and classification as held for sale was income of $14.3 million in the current year, compared to income of $57.1 million in the prior year. The decrease was primarily the result of lower pricing and volumes in fresh-packed and value-added products, as well as the current year including only seven months of trading results up to the disposal date. The decreases were offset partially by underlying cost control and operating efficiency in value-added products in the current year. The income tax benefit of $15.4 million in the current year was impacted by a deferred tax credit of $15.5 million recognized on the held for sale loss and the net income tax benefit of $3.5 million associated with the disposal, offset partially by income tax charges on pre-tax earnings excluding the discrete losses. Income tax benefit of $19.1 million in the prior period was impacted by a deferred tax credit of $26.7 million recognized on the held for sale loss, offset partially by income tax charges on pre-tax earnings excluding the discrete losses.

Net income attributable to noncontrolling interests
In the year ended December 31, 2025, net income attributable to noncontrolling interests increased to $30.7 million from $17.9 million in the year ended December 31, 2024. The current year was impacted by the noncontrolling interest share of gain on disposal of equity method investments in the U.S. and the Netherlands as described above as well as the impact of a discrete tax charge attributable to noncontrolling interests. The prior year was impacted by the share of the goodwill impairment in the Diversified Fresh Produce – Americas & ROW reporting unit of $9.9 million described above attributable to noncontrolling interests. Excluding the impact of these discrete items in both years, net income attributable to noncontrolling interests increased in the current year due to higher net income of certain non-wholly owned companies in the Diversified Fresh Produce – EMEA reportable segment, partially offset by the incremental impact of the sale of the Progressive Produce business in March of 2024.
Segment Operating Results
Dole has the following segments: Fresh Fruit, Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW. The Company’s reportable segments are based on (i) financial information reviewed by the Chief Operating Decision Maker (“CODM”), (ii) internal management and related reporting structures and (iii) the basis upon which the CODM assesses performance and allocates resources.
Segment performance is evaluated based on a variety of factors, of which revenue and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) are the financial measures regularly reviewed by the CODM.
Dole and its chief operating decision makers, Dole’s Chief Executive Officer and Chief Operating Officer, use Adjusted EBITDA as the primary financial measure, because it is a measure commonly used by financial analysts in evaluating the performance of companies in the same industry. The adjustments in calculating Adjusted EBITDA have been made, because management excludes these amounts when evaluating performance on the basis that such adjustments eliminate the effects of (i) considerable amounts of non-cash depreciation and amortization and (ii) items not within the control of the Company’s operations managers. Adjusted EBITDA is not calculated or presented in accordance with U.S. GAAP, but Adjusted EBITDA by segment is presented in conformity with Accounting Standards Codification (“ASC”) 280, Segments. Further, Adjusted EBITDA as used herein is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not a substitute for net income attributable to Dole plc, net income, cash flows from operating activities or any other measure prescribed by U.S. GAAP.
Adjusted EBITDA is reconciled from net income by taking consolidated net income and (1) subtracting the income or adding the loss from discontinued operations, net of income taxes; (2) adding the income tax expense or subtracting the income tax benefit; (3) adding interest expense; (4) adding depreciation charges; (5) adding amortization charges on intangible assets; (6) adding mark to market losses or subtracting mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which during the years ended December 31, 2025 and December 31, 2024, included adding impairment charges on goodwill, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, subtracting the gain or adding the loss on the disposal of business interests, subtracting the gain or adding the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, adding impairment charges or held for sale classification losses on property, plant and equipment and lease assets, subtracting interest income on deferred transaction consideration, adding acquisition and transaction costs, adding restructuring charges and costs for legal matters not in the ordinary course of business and adding debt refinancing expenses; and (8) the Company’s share of these items from equity method investments.

The following provides revenue by segment and a reconciliation of consolidated Adjusted EBITDA to consolidated net income, which is the most directly comparable U.S. GAAP financial measure:

	Year Ended
	December 31, 2025	December 31, 2024

Segment Revenue:	(U.S. dollars in thousands)
Fresh Fruit	$3,615,127	$3,293,527
Diversified Fresh Produce – EMEA	4,016,573	3,608,692
Diversified Fresh Produce – Americas & ROW	1,656,207	1,686,281
Total segment revenue	9,287,907	8,588,500
Intersegment revenue	(115,000)	(113,157)
Total consolidated revenue, net	$9,172,907	$8,475,343

Reconciliation of net income to Adjusted EBITDA
Net income	$81,975	$143,419
Loss from discontinued operations, net of income taxes	45,959	28,880
Income from continuing operations	127,934	172,299
Adjustments:
Income tax expense	71,003	75,649
Interest expense	66,541	72,264
Depreciation	105,559	91,262
Amortization of intangible assets	7,102	7,556
Mark to market losses (gains)	18,753	(10,139)
Gain on asset sales	(12,254)	(125)
Gain on disposal of businesses	(606)	(76,417)
Goodwill impairment	—	36,684
Insurance proceeds, net of asset write-downs	(16,812)	(2,878)
Impairment of property, plant and equipment and lease assets	10,611	740
Restructuring and costs for legal matters	3,786	459
Debt refinancing expenses	3,182	—
Other items	1,115	(7)
Adjustments from equity method investments	9,462	24,856
Total consolidated Adjusted EBITDA	$395,376	$392,203

Segment Adjusted EBITDA:
Fresh Fruit	$189,842	$214,848
Diversified Fresh Produce – EMEA	149,981	131,504
Diversified Fresh Produce – Americas & ROW	55,553	45,851
Total consolidated Adjusted EBITDA	$395,376	$392,203

The following table illustrates the estimated impact of factors that have driven changes in segment revenues for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	Revenue for the Year Ended
	December 31, 2024	Foreign exchange translation[1,2]	Acquisitions/ divestitures	Operational change[3]	December 31, 2025

	(U.S. dollars in millions)
Fresh Fruit	$3,293,527	$754	$—	$320,846	$3,615,127
Diversified Fresh Produce – EMEA	3,608,692	171,992	(31,678)	267,567	4,016,573
Diversified Fresh Produce – Americas & ROW	1,686,281	(3,388)	(79,307)	52,621	1,656,207
Intersegment revenue	(113,157)	—	—	(1,843)	(115,000)
	$8,475,343	$169,358	$(110,985)	$639,191	$9,172,907
1 The impact of foreign exchange translation represents an estimate of the effect of translating the results of operations denominated in a foreign currency to U.S. dollar at prior year average rates, as compared to the current year average rates.
2 While we acknowledge that the Fresh Fruit segment is impacted by foreign exchange translation, the impact is not easily determinable. The amounts included herein relate to discrete divisions in which the impact is reasonably determinable.
3 Operational change represents the remaining change in revenue after isolating the impacts of foreign exchange translation and acquisitions and divestitures, which we believe are significant factors that impact the comparability of our operating results in comparison to the prior year. The operational change is discussed in greater detail below.
The following table illustrates the estimated impact of factors that have driven changes in segment Adjusted EBITDA for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	Adjusted EBITDA for the Year Ended
	December 31, 2024	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	December 31, 2025

	(U.S. dollars in millions)
Fresh Fruit	$214,848	$(744)	$565	$(24,827)	$189,842
Diversified Fresh Produce – EMEA	131,504	8,349	42	10,086	149,981
Diversified Fresh Produce – Americas & ROW	45,851	(451)	(2,724)	12,877	55,553
	$392,203	$7,154	$(2,117)	$(1,864)	$395,376
1 The impact of foreign exchange translation represents an estimate of the effect of translating the results of operations denominated in a foreign currency to U.S. dollar at prior year average rates, as compared to the current year average rates.
2 Operational change represents the remaining change in Adjusted EBITDA after isolating the impacts of foreign exchange translation and acquisitions and divestitures, which we believe are significant factors that impact the comparability of our operating results in comparison to the prior year. The operational change is discussed in greater detail below.
Changes in segment revenue and segment Adjusted EBITDA are described in more detail below, with focus on operational changes which we believe are more reflective of the Company’s performance in comparison to the prior year. Unless otherwise noted, the changes discussed below are for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Fresh Fruit
The increase in Fresh Fruit revenue, net (9.8%, or $321.6 million) to $3.6 billion was primarily driven by higher worldwide volumes of bananas and pineapples sold, as well as higher worldwide pricing of bananas, pineapples and plantains, partially offset by lower worldwide volumes of plantains sold.
The decrease in Fresh Fruit Adjusted EBITDA (11.6%, or $25.0 million) to $189.8 million was primarily driven by higher fruit costs, due both to higher overall sourcing costs in the market and higher fruit costs following Tropical Storm Sara that impacted Honduras in November 2024, as well as higher shipping costs due to the completion of scheduled dry dockings and the impact of an operational disruption for one of our vessels servicing the North American market that has since been resolved. These challenges were partially offset by an improved performance in pineapples.

Diversified Fresh Produce – EMEA
The increase in Diversified Fresh Produce – EMEA revenue, net (11.3%, or $407.9 million) to $4.0 billion was primarily driven by strong performance in Spain, the U.K., the Netherlands and Scandinavia, as well as a favorable impact from foreign currency translation of $172.0 million, as a result of a strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar. These increases were partially offset by a net negative impact from acquisitions and divestitures of $31.7 million. Excluding the impact of foreign currency translation and acquisition and divestitures, revenue was 7.4%, or $267.6 million, ahead of the prior year.
The increase in Diversified Fresh Produce – EMEA Adjusted EBITDA (14.1%, or $18.5 million) to $150.0 million was primarily due to increases in earnings in Spain, Scandinavia, the Netherlands and the Czech Republic, as well as a favorable impact from foreign currency translation of $8.3 million. Excluding the impact of foreign currency translation and acquisition and divestitures, Adjusted EBITDA was 7.7%, or $10.1 million, ahead of prior year.
Diversified Fresh Produce – Americas & ROW
The decrease in Diversified Fresh Produce – Americas & ROW revenue, net (1.8%, or $30.1 million) to $1.7 billion was primarily due to the disposal of the Progressive Produce business in mid-March 2024. Excluding the impact of foreign currency translation and acquisitions and divestitures, revenue was 3.1%, or $52.6 million, ahead of prior year, primarily due to increases in the North American market due to higher revenues for the majority of commodities sold, partially offset by lower export pricing in some key southern hemisphere export products.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA (21.2%, or $9.7 million) to $55.6 million was primarily driven by strong performance in the North American market in kiwis and citrus, as well as by an increase for southern hemisphere export products and increased profitability in our joint venture businesses. These increases were partially offset by the disposal of the Progressive Produce business. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 28.1%, or $12.9 million, ahead of prior year.
Liquidity and capital resources.
Overview
Primary sources of cash flow for Dole have historically been cash flow from operating activities, the issuance of debt and bank borrowings. Dole has a history of borrowing funds internationally and expects to be able to continue to borrow funds over the long term. Material cash requirements have included payments of debt and related interest, capital expenditures, investments in companies, increases in ownership of subsidiaries or companies in which Dole holds equity investments and payments of dividends to shareholders.
Over the upcoming year, as well as long-term, we believe that cash flows from operating activities, available cash and cash equivalents and access to borrowing facilities will be sufficient to fund any future capital expenditures, debt service, dividend payments and other capital requirements going forward.

Debt Refinancing

On May 1, 2025, we entered into the Amended and Restated Credit Agreement, which includes: 1) the Corporate Revolving Credit Facility that provides for borrowings up to $600.0 million; 2) the New Term Loan A of $250.0 million; and 3) the Farm Credit Term Loan of $350.0 million (collectively, the “New Senior Secured Facilities”). The proceeds of the New Senior Secured Facilities were used to refinance all outstanding amounts under the Credit Agreement immediately prior to giving effect to the Amended and Restated Credit Agreement (the “Refinancing”), including repayment of its previous Corporate Revolving Credit Facility of $175.9 million and previous term loan facilities of $702.3 million and payment of fees and expenses in connection therewith.

See “Note 14 “Debt” to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the Refinancing.

Cash Flows
The following table summarizes Dole’s consolidated cash flows for the years ended December 31, 2025 and December 31, 2024:

	Year Ended
	December 31, 2025	December 31, 2024

Cash provided by (used in) continuing operations, net:	(U.S. Dollars in thousands)
Operating activities	$123,206	$262,721
Investing activities	(18,997)	35,780
Financing activities	(151,260)	(237,845)
Foreign currency impact	17,724	(15,241)
Cash (used in) provided by discontinued operations, net	(34,538)	9,299
Net (decrease) increase in cash	(63,865)	54,714
Cash and cash equivalents, beginning, including discontinued operations	331,719	277,005
Cash and cash equivalents, ending, including discontinued operations	$267,854	$331,719
Cash flows provided by operating activities were $123.2 million for the year ended December 31, 2025, compared to $262.7 million for the year ended December 31, 2024. There was an increase in cash outflows from receivables due to the significant increase in revenue across the three reportable segments, higher advances to growers and lower securitization of trade receivables. There was also an increase in tax payments in the current year due partly to cash taxes of the disposal of the Fresh Vegetables division, timing of payments and an increase in cash taxes paid for repatriation tax. In addition, there was a decrease in inflows from accounts payable, accrued liabilities and other liabilities in the current year when compared to a strong inflow in the prior year.
Cash flows used in investing activities were $19.0 million for the year ended December 31, 2025, compared to cash flows provided by investing activities of $35.8 million for the year ended December 31, 2024. The decrease was primarily attributable to proceeds related to the sale of the Progressive Produce business received during the prior year of $117.7 million and an increase to cash capital expenditures in the current year due to the buyout of two finance leases of $36.1 million, offset partially by net cash proceeds received from the disposal of the Fresh Vegetables division of $68.0 million along with proceeds from the sale of equity method investments and higher insurance proceeds received in the current year.
Cash flows used in financing activities were $151.3 million for the year ended December 31, 2025, compared to $237.8 million used in financing activities for the year ended December 31, 2024. The decrease in cash used in financing activities was primarily attributable to lower repayments of debt, net of borrowings, as well as the impacts of the Refinancing, which resulted in a net inflow of approximately $16.5 million, net of capitalized fees.
Cash flows used in discontinued operations was $34.5 million for the year ended December 31, 2025, compared to cash flows provided by discontinued operations of $9.3 million for the year ended December 31, 2024. The decrease was primarily due to lower operating income in the current year, as well as higher outflows related to payment timing of payables.
There were $16.9 million and $13.5 million of cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 in the years ended December 31, 2025 and December 31, 2024, respectively. No further payments are expected beyond fiscal year 2025.
Net Debt (non-GAAP measure)
Net debt is the primary measure used by management to analyze the Company’s capital structure and financial leverage. Net debt is a non-GAAP financial measure, calculated as cash and cash equivalents less current debt, long-term debt and bank overdrafts, excluding debt discounts and issuance costs. Management believes that net debt is an important measure to monitor leverage and evaluate the consolidated balance sheets.

The following table sets forth a reconciliation of cash and cash equivalents and total debt to net debt as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Cash and cash equivalents	$267,854	$330,017
Debt:
Long-term debt, net	(799,814)	(866,075)
Current portion of long-term debt, net	(57,668)	(80,097)
Bank overdrafts	(9,611)	(11,443)
Total debt, net	(867,093)	(957,615)
Less: Debt discounts and debt issuance costs	(7,237)	(9,531)
Total gross debt	(874,330)	(967,146)
Net debt	$(606,476)	$(637,129)

On May 1, 2025, the Company completed the Refinancing, providing for the New Senior Secured Facilities. The New Senior Secured Facilities have been successfully syndicated. As a result of the Refinancing, we incurred a net expense of $3.2 million for the year ended December 31, 2025, which is included in other (expense) income, net in the consolidated statements of operations.

The Corporate Revolving Credit Facility and New Term Loan A have expiration dates of May 1, 2030. The Farm Credit Term Loan has an expiration date of May 1, 2032.

Dole’s borrowings under these facilities and other borrowing arrangements are linked to both variable and fixed interest rates. Dole has entered into interest rate swaps in order to mitigate a significant portion of the interest rate risk associated with its variable-rate debt.

Both cash and debt are denominated in various currencies, though primarily in the U.S. Dollar, euro, British pound sterling and Swedish krona.

The New Senior Secured Facilities are expected to provide long-term sustainable capitalization.
See Note 14 “Debt” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional detail on the Company’s debt.
Total Available Liquidity
Total available liquidity (defined as cash and cash equivalents plus available lines of credit, which includes the borrowing capacity of revolving loans and similar facilities) is used by management to evaluate the amount of capital that is readily available to the Company. Total available liquidity as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Cash and cash equivalents	$267,854	$330,017
Lines of credit	771,528	803,706
Total available liquidity	$1,039,382	$1,133,723
In addition, we utilize third-party trade receivables sales arrangements to help manage our liquidity. Certain arrangements contain recourse provisions through which our maximum financial loss is limited to a percentage of receivables sold under the arrangements. Total facility amounts under all third-party trade receivables sales arrangements were $285.0 million in the aggregate as of December 31, 2025.

As of December 31, 2025, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively. As of December 31, 2024 we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $21.4 million and $255.0 million, respectively.
Material Cash Requirements
Capital Expenditures
Capital expenditures are cash outflows or commitments that result in additions to property, plant and equipment or other long-lived assets. Capital expenditures for the year ended December 31, 2025 were $121.5 million, as compared to $82.4 million for the year ended December 31, 2024.
Principal capital expenditures planned for 2026 consist primarily of ongoing reinvestments in existing farming assets, both with replanting and new investments and expansions, reinvestments and some new investments in logistics assets, warehousing, cold storage, ripening and processing equipment across the business and continued investment in ongoing IT projects. The Company expects to fund these capital expenditures through operating cash flows, existing bank borrowings and, potentially, finance leases in lieu of direct capital investments. Budgeted capital expenditures are not contractual and planned projects can be scaled back if the Company’s strategic objectives or economic conditions change.
Contractual Commitments
The following table sets forth Dole’s contractual maturities of certain significant commitments as of December 31, 2025:

	Contractual Maturity
	2026	Thereafter

	(U.S. Dollars in thousands)
Debt and bank overdrafts	$61,068	$768,349
Estimated interest payments[1]	27,243	150,797
Finance lease obligations	10,162	41,436
Operating lease obligations	93,744	385,343
Accrued income taxes[2]	6,210	3,340
Purchase commitments:
For ensuring a steady supply of inventory[3]	1,404,038	2,233,414
For fixed assets and other	7,459	—
Total	$1,609,924	$3,582,679
1 Estimated interest payments do not include interest expense for certain short-term borrowing lines and overdraft facilities, fees related to trade receivables sales arrangements, commitment fees and amortization of discounts and issuance costs. Interest payments are calculated for debt based on applicable rates and payment dates. For variable-rate debt, the December 31, 2025 rate has been assumed for all years presented. We note that this is an estimate of future payments and that actual amounts will vary, the extent of which cannot be estimated at this time, as interest rates are expected to change.
2 Liabilities of $10.0 million for unrecognized tax benefits plus accrued interest and penalties have been excluded from the table above. At this time, the settlement period for unrecognized tax benefits cannot be determined. In addition, any payment related to unrecognized tax benefits may be partially or fully offset by reductions in payments in other jurisdictions.
3 In order to secure sufficient product, packaging, agrochemicals and other supplies to meet demand and maximize volume incentive rebates, the Company has historically entered into non-cancelable agreements with independent vendors and growers for purchases in the normal course of business.
Timing of payments for the above contractual obligations is based on payment schedules for those obligations where set payments exist. For other obligations with no set payment schedules, estimates for the most likely timing of cash payments have been made. The ultimate timing of these future cash flows may differ from the estimates.

Information regarding pension commitments and funding requirements is not included in the table above. The level of contributions to pension plans is determined according to statutory minimum funding requirements, as well as Dole’s own policies. Depending on the country and the plan, the funding level is monitored periodically, and the contribution amount amended appropriately. Consequently, the amounts that might become payable in the future cannot be estimated with certainty. In the year ended December 31, 2025, employer contributions and direct benefit payments related to our defined benefit pension and other postretirement benefit plans amounted to $15.9 million and are estimated to be $23.1 million for the year ended December 31, 2026. Refer to Note 15 “Employee Benefit Plans” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further information on employee benefit obligations.
In addition, our current capital allocation priorities are focused on investing wisely to support growing both our business operations and dividend payment. On November 7, 2025, the Board of Directors declared a cash dividend for the third quarter of 2025 of $0.085 per share. The dividend was subsequently paid on January 6, 2026 for a total payment of $8.1 million. On February 24, 2026, the Board of Directors declared a cash dividend of $0.085 per share, to be paid on April 8, 2026. We expect to pay dividends from funds received from subsidiary operations to the extent not restricted as a result of the laws of their jurisdiction or organization. We do not intend to change our dividend policy in the near or long term, but we may not pay dividends according to the policy, or at all, as determined at the discretion of the Board of Directors, acting in compliance with applicable laws and contractual restrictions.
We expect to fund contractual obligations and other expected capital commitments with existing cash, cash flows from operations, and available borrowings when necessary, and believe we have sufficient sources of liquidity to do so.
Share Repurchase Program
On November 7, 2025, the Board of Directors authorized a share repurchase program (“Share Repurchase Program”) under which the Company may repurchase up to $100.0 million in the aggregate of our Ordinary shares with no set expiration date. Shares may be repurchased from time to time through open-market transactions or other methods. The timing and volume of repurchases will be at the discretion of management and will be based on several factors including market conditions, available capital resources and alternative investment opportunities. Repurchases will be funded through operating cash flows or existing cash balances and availability under our Corporate Revolving Credit Facility. As the Share Repurchase Program does not obligate us to acquire any particular number of shares and can be suspended, modified or discontinued at any time, we cannot reasonably estimate the impact on our future cash flows or liquidity position.
No shares were repurchased under the Share Repurchase Program for the year ended December 31, 2025. Post year-end, the Company repurchased 300,000 Ordinary shares at an average price of $15.15 per share, totaling $4.5 million.
Contingencies and Guarantees
In connection with certain acquisitions, we have issued contingent consideration through earn-out agreements in which we are subject to making future payments that are contingent on the acquiree or investment achieving certain financial targets. As of December 31, 2025, the fair value of contingent consideration arrangements amounted to $3.8 million, expected to be paid from 2026 to 2027.
We have certain noncontrolling interests (“NCI”) that contain put options for the related subsidiary, which obligate the Company to acquire the NCI’s shareholding in the subsidiary at a future date upon exercise. The exercise prices of the put options are based on future earnings of the underlying subsidiary and classified as redeemable NCI in mezzanine equity. As of December 31, 2025, the carrying value of redeemable NCI was $29.7 million with a total gross redemption value of $40.3 million, had the options been exercised at December 31, 2025, payable over a maximum of four years.
As of December 31, 2025, Dole was contingently liable for bank guarantees, letters of credit and surety bonds of indebtedness owed by third parties and investments in unconsolidated affiliates of $67.9 million and $7.8 million, respectively. These guarantees are typically issued in respect of bank borrowings and trading obligations arising in the ordinary course of business, have various terms and are not individually significant. These amounts represent the maximum potential future payments that Dole could be required to make under the guarantees. However, management has concluded that the likelihood of any significant amounts being paid by Dole under these guarantees is remote.

In addition to those already described, Dole is subject to various contingencies with respect to taxes, labor, litigation and other claims that arise in the normal course of business. Contingencies contain inherent uncertainties and to the extent that we believe these contingencies will probably be realized, a liability has been recorded in the consolidated balance sheets. Based on information currently available to the Company and legal advice, we believe other such items will not, individually or in the aggregate, have a material adverse effect on the consolidated financial statements. Refer to Note 19 “Contingencies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for further detail on Dole’s contingencies.
Off-Balance Sheet Arrangements
Other than the third party trade receivables sales arrangements and various guarantees described above, the Company does not have any other off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future impact to the consolidated financial statements.
Critical Accounting Estimates.
The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The Company bases estimates on past experience and other assumptions that are believed to be reasonable under the circumstances, and management evaluates these estimates on an ongoing basis. Actual results may differ from those estimates.
Critical accounting estimates are those that materially affect or could affect the consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting estimates and their underlying nature, assumptions and inputs is essential when reviewing the consolidated financial statements of the Company. Management believes that the accounting estimates listed below are the most critical, as they involve the use of significant estimates and assumptions as described above.
See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for more information on Dole’s accounting policies.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents amounts arising on the acquisition of subsidiaries as a result of the fair value of consideration transferred exceeding the fair value of net identifiable assets and liabilities assumed in a business combination. Goodwill is allocated to reporting units and is not amortized but is tested annually for impairment on the first day of the fourth quarter each financial year and more frequently when events or changes in circumstances indicate that it may be impaired.
During the annual goodwill impairment test, management may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit with goodwill is less than its carrying amount. Qualitative factors include, but are not limited to, industry and market considerations, overall financial performance and other relevant events and factors affecting the reporting unit. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is required for that reporting unit. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative impairment test.
For the fiscal year 2025 annual impairment assessment of each reporting unit with goodwill, the Company elected to bypass the qualitative assessment and perform the quantitative assessment with the assistance of a third-party specialist. We used an income approach (discounted cash flows) to estimate the fair value of each reporting unit. Key drivers in the fair value analysis included the allocation of net assets to reporting units, discount rates and long-term growth rates to derive expected future cash flows. Cash flow projections used in the fair value analysis are considered Level 3 inputs and generally consist of management’s estimates of revenue growth rates and profitability, which for management is based on Adjusted EBITDA. The values applied to these key assumptions are derived from a combination of external and internal factors, based on past experience coupled with management’s future expectations about business performance. Discount rates used in the analysis are generally estimated by calculating a reporting unit-specific weighted average cost of capital to reflect the market assessment of risks specific to that reporting unit.

Dole’s reporting units are its reportable segments. As of the testing date of October 1, 2025, goodwill was allocated to the Company’s reporting units as follows:

10/1/2025
(U.S. Dollars in millions)
Fresh Fruit	$273.3
Diversified Fresh Produce – EMEA	160.2
Diversified Fresh Produce – Americas & ROW	15.7
The quantitative tests as of October 1, 2025 indicated one of Dole’s reporting units with allocated goodwill was considered to be at risk of future impairment. The fair value of the Fresh Fruit reporting unit was less than 1% above its carrying amount. The fair value of the Fresh Fruit reporting unit has been primarily impacted from an increase in its carrying amount and a decrease in certain projected cash flow assumptions as of the measurement date due to near-term market conditions for the reporting unit. A 25-basis point increase in the applied discount rate would have resulted in an impairment of approximately $43.6 million in the goodwill allocated to the Fresh Fruit reporting unit. Unfavorable changes to key assumptions, market conditions and macroeconomic circumstances could result in future impairment. The quantitative tests for the Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW reporting units indicated their fair values were sufficiently above their carrying amounts.
On December 13, 2025, a subsidiary of the Company entered into a series of sales and purchases agreements that, if and when completed, will result in the sale of 100% of the membership interests in the Company’s port properties and associated operations in Guayaquil, Ecuador (the “Ecuadorian Port Business”). The planned disposal of the Ecuadorian Port Business met the criteria for held for sale classification of its assets and liabilities (“disposal group”) as of December 31, 2025. As a result of the reclassification, $16.0 million of goodwill allocated to the Fresh Fruit reporting unit was allocated to the Ecuadorian Port Business disposal group based on its relative fair value and was included within assets held for sale. The Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the remaining Fresh Fruit reporting unit was less than its carrying amount as of December 31, 2025. Qualitative factors considered included market conditions, overall financial performance and other relevant events and factors. Based on the qualitative impairment test performed as of December 31, 2025, the Company determined that there was no impairment to the goodwill allocated to the Fresh Fruit reporting unit.
The Company’s indefinite-lived intangibles other than goodwill are considered to have indefinite lives, because they are expected to generate cash flows indefinitely. These indefinite-lived intangible assets are not amortized but are reviewed for impairment as of the first day of the fourth quarter of each fiscal year, or sooner if impairment indicators arise. To test these assets for impairment, the Company may first perform a qualitative assessment to determine if it is more likely than not that the carrying amount of each of its indefinite-lived intangible assets exceeds its fair value. If this test indicates the fair value is less than the carrying amount, a quantitative assessment is performed. Alternatively, the qualitative impairment test may be bypassed, and the Company may elect to perform a quantitative test.
For the 2025 annual impairment assessment of the DOLE® brand indefinite-lived intangible asset, the Company elected to bypass the qualitative assessment and perform the quantitative assessment with the assistance of a third-party specialist. The DOLE® brand was valued using a relief from royalty rate approach as of the testing date of October 1, 2025. The key assumptions in the fair value analysis were the royalty rates used to estimate royalty payments saved by owning the brand, the expected long-term growth rate and the discount rate (weighted average cost of capital). These assumptions were developed with the assistance of a third-party specialist and consider comparable market data, company-specific factors and management’s estimates of revenue growth rates and profitability. The quantitative test as of October 1, 2025 indicated the fair value of the DOLE® brand was sufficiently above its carrying amount.
For each of the other indefinite-lived intangible assets, the Company performed qualitative assessments. These assessments indicated the fair values of the indefinite-lived intangible assets exceeded their carrying values, which totaled $4.1 million as of October 1, 2025. Therefore, no impairment was recorded.
As of December 31, 2025, management is not aware of any items or events that would cause an adjustment to the carrying amount of goodwill or other indefinite-lived intangible assets.

Income Taxes
Dole is subject to income taxes in Ireland, the U.S. and numerous other foreign jurisdictions. Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense or benefit in the period that includes the enactment date.
Income tax expense or benefit, deferred tax assets and liabilities and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense or benefit. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the ability to recover deferred tax assets in the jurisdiction from which they arise, all available positive and negative evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, historical results are adjusted for the results of discontinued operations and assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates used to manage the underlying businesses.
The calculation of tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. ASC 740, Income Taxes (“ASC 740”), states that a tax benefit from an unrecognized tax benefit may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. Dole (1) records unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjusts these liabilities when judgments change as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense or benefit in the consolidated statement of operations in the period in which new information is available.
In the normal course of business, Dole and its respective subsidiaries are examined by various federal, state and foreign tax authorities. Management regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. Additional provisions for income taxes are established when, despite the belief that tax positions are fully supportable, positions remain that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In addition, once the recognition threshold for the tax position is met, only the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with a taxing authority is recorded. The impact of provisions for uncertain tax positions, as well as the related net interest and penalties, are included in income tax expense or benefit in the consolidated statements of operations.
Pension and Other Post-Retirement Benefits
Dole has a number of pension and other post-retirement benefit plans globally, both qualified and nonqualified, covering certain full-time employees. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain plans covering union employees, which are based on negotiated benefits. Pension costs and obligations are calculated based on actuarial assumptions, including discount rates, compensation increases, expected return on plan assets, mortality rates and other factors.
Pension obligations and expenses are most sensitive to the discount rate and expected return on pension plan assets assumptions. Management determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years considering the asset allocation of the plans. In the absence of a change in our asset allocation or investment philosophy, this estimate is not expected to vary significantly from year to year.

For our pension plans, the discount rates are determined based on hypothetical bond portfolios with amounts and maturities that match the projected future benefit payments. The weighted average discount rates for Dole’s U.S. pension plan obligations and net periodic benefit income were 4.96% and 5.14%, respectively, for the year ended December 31, 2025. A 25-basis point decrease in the discount rates would increase the projected benefit obligation for the U.S. pension plans by $2.7 million, and increase the net periodic benefit income by $0.3 million. The weighted average discount rate of Dole’s international pension plan obligations and net periodic benefit cost was 5.71% and 5.66%, respectively, for the year ended December 31, 2025. A 25-basis point decrease in the assumed discount rate would increase the projected benefit obligation for the international pension plans by $5.8 million and the impact to the net periodic benefit cost would be minimal.
For our funded U.S. plan, the pension expense for the year ended December 31, 2025 was determined using an expected annual rate of return on plan assets of 6.70%. As of December 31, 2025, our U.S. pension plan investment portfolio was invested approximately 21% in equity securities, 54% in fixed income securities and 13% in real estate, with the remainder in other investments. A 25-basis point change in the expected rate of return on pension plan assets would impact net periodic benefit income for the year ended December 31, 2025 by $0.4 million.
For our international plans outside the U.S., the pension expense for the year ended December 31, 2025 was determined using an expected annual rate of return of plan assets of 4.82%. As of December 31, 2025, the investment portfolio of international pension plans was invested approximately 10% in equity securities, 47% in fixed income securities and 2% in real estate, with the remainder in other investments. A 25-basis point change in the expected rate of return on pension plan assets would impact net periodic benefit cost for the year ended December 31, 2025 by $0.4 million.
While management believes that the assumptions used are appropriate, actual results may differ materially from these assumptions. These differences may impact the amount of pension and other postretirement obligations and future expense. Refer to Note 15 “Employee Benefit Plans” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional details of our pension and other postretirement benefit plans.
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks from adverse changes in foreign exchange rates, interest rates and commodity prices, which may adversely affect our results of operations and financial condition. We seek to minimize these risks through our regular operating and financing activities and through entering into derivative contracts to reduce unanticipated fluctuations in earnings and cash flows that may arise from variations in foreign currency exchange rates, bunker fuel prices and interest rates. Dole does not utilize derivatives for trading or other speculative purposes and our utilization of financial instruments in managing market risk exposures is consistent with the prior year.
Foreign Currency Contracts
Within its operating entities, Dole has foreign currency transaction risk as our sales and operations are denominated in both the functional currency of the operating entities and in a variety of other currencies. We also source the majority of our products in locations that are foreign to the purchasing entity and accordingly are exposed to changes in exchange rates between the functional currency of the operating entity and currencies in these sourcing locations. Our exposure to exchange rate fluctuations in these selling and sourcing locations is partially mitigated by entering into U.S. Dollar, euro, British pound sterling, Swedish krona, Canadian dollar and Chilean peso denominated contracts for third-party sales, as well as third-party product purchases and most other third-party supply agreements, including shipping contracts. However, in areas in which the functional currency is different than local currency, we are still exposed to costs that are denominated in local currencies, primarily the Honduran lempira, Costa Rican Colón, Chilean peso and Mexican peso.
As part of Dole’s risk management strategy, we use derivative instruments to hedge certain foreign currency exchange rate exposures. Our objective is to offset gains and losses resulting from these exposures with losses and gains on the derivative contracts used to hedge them, thereby reducing volatility of earnings. We use foreign currency exchange forward contracts to reduce our risk related to anticipated dollar revenue transactions and forecasted operating expenses. See Note 17 “Derivative Financial Instruments” to the consolidated financial statements included in“Item 8. Financial Statements and Supplementary Data” for additional information regarding our derivative instruments and hedging activities.

As of December 31, 2025 and December 31, 2024, the notional amounts of Dole’s foreign currency hedge portfolio were as follows:

	2025	2024

Notional Amount
United States Dollar	$63.4 million	$35.2 million
Euro	€508.1 million	€299.8 million
British pound sterling	£18.2 million	£10.2 million
Swedish krona	SEK130.9 million	SEK106.8 milion
Canadian dollar	C$35.4 million	—
South African rand	ZAR 175.0 million	—
Chilean peso	—	CLP19.7 billion
These values include derivatives that are designated and qualify for hedge accounting as well as economic or fair value hedges.
The fair value of foreign currency derivatives that qualified for hedge accounting as of December 31, 2025 was an asset of $0.5 million and a liability of $3.0 million, and for the year ended December 31, 2025, we recognized net realized losses of $22.9 million in earnings and net unrealized losses of $8.1 million in accumulated other comprehensive loss. The fair value of foreign currency derivatives that qualified for hedge accounting as of December 31, 2024 was an asset of $6.4 million and a liability of $0.8 million, and for the year ended December 31, 2024, we recognized net realized gains of $3.2 million in earnings and net unrealized gains of $10.0 million in accumulated other comprehensive loss. Based on our current exposure, we estimate that a 10% weakening of the U.S. dollar would have increased net unrealized losses to $58.5 million, assuming uniform directional changes across all relevant exchange rates relative to the U.S. dollar.
The fair value of other foreign currency cash flow derivatives that do not qualify for hedge accounting as of December 31, 2025 was an asset of $0.5 million and a liability of $0.9 million, and for the year ended December 31, 2025, we recognized net realized losses of $0.3 million and net unrealized losses of $0.5 million in earnings. The fair value of other foreign currency cash flow derivatives that do not qualify for hedge accounting as of December 31, 2024 was an asset of $0.4 million and a liability of $0.3 million, and for the year ended December 31, 2024, we recognized net realized losses of $0.6 million and net unrealized gains of $0.2 million, respectively, in earnings. Based on our current exposure, we estimate that a 10% weakening of the U.S. dollar would not have resulted in a material change in the fair value of the hedges or on our results of operations.
The fair value of our fair value hedges as of December 31, 2025 was an asset of $0.1 million and a liability of $1.0 million, and for the year ended December 31, 2025, we recognized net realized losses of $6.0 million and net unrealized losses of $0.4 million in earnings. The fair value of our fair value hedges as of December 31, 2024 was an asset of $0.7 million and a liability of $1.1 million, and for the year ended December 31, 2024, we recognized net realized gains of $1.0 million and net unrealized gains of $0.2 million, respectively, in earnings. Based on our current exposure, we estimate that a 10% weakening of the U.S. dollar would not have resulted in a material change in the fair value of the hedges or on our results of operations.
Interest Rate Risk
As of December 31, 2025 and December 31, 2024, Dole has $0.9 billion and $1.0 billion, respectively, of indebtedness, primarily with variable-rate facilities. Accordingly, changes in benchmark interest rates applicable to our debt could have a material impact on our financial results. See Note 14 “Debt” to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for additional information regarding our debt.
We enter into interest rate swaps to hedge our exposure to changes in interest rates on our significant debt facilities. As of December 31, 2025 and December 31, 2024, we held interest rate swaps with aggregate notional amounts of $645.0 million and $695.0 million, respectively. These interest rates swaps have maturity dates ranging from one to three years and effectively convert the underlying debt from variable-rate to fixed-rate obligations. As of December 31, 2025, the fixed rates paid under these interest rate swaps ranged from 0.77% and 3.31%, while the variable rates received were based on SOFR, which was 3.69% as of December 31, 2025.

The fair value of the interest rate swaps as of December 31, 2025 and December 31, 2024 was a net asset of $6.4 million and $24.0 million, respectively, and for the fiscal years ended December 31, 2025 and December 31, 2024, we recorded unrealized pre-tax losses of $19.1 million and $12.9 million, respectively, through accumulated other comprehensive loss, which is net of amounts reclassified to gains within the consolidated statements of operations. As a result of the Refinancing, there was a de-designation of certain interest rate swaps in which the forecasted interest payments are no longer probable, resulting in a de-designation gain of $1.0 million in the year ended December 31, 2025. We recorded an unrealized pre-tax loss of $0.3 million through other (expense) income, net during the year ended December 31, 2025 for the de-designated interest rate swaps. Including the impact of hedging instruments, we estimate that a 1% increase in interest rates would result in a net increase to interest expense of $4.3 million and the impact of the de-designated interest rate swaps recorded in other (expense) income, net,would be immaterial.

Item 8.        Financial Statements and Supplementary Data

Dole plc

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dole plc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dole plc and subsidiaries (‘the Company’) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment assessment of the Dole brand intangible asset and goodwill for the Fresh Fruit reporting unit
As discussed in Notes 2 and 13 to the consolidated financial statements, the carrying amount of the Dole brand intangible asset and goodwill related to the Fresh Fruit reporting unit were $306,280 thousand and $257,275 thousand, respectively, as of December 31, 2025. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that an impairment may exist. For the 2025 annual impairment assessment of the Dole brand intangible asset and each reporting unit with goodwill, the Company elected to perform the quantitative assessment with the assistance of a third-party specialist.
We identified the evaluation of the impairment assessment of the Dole brand intangible asset and goodwill related to the Fresh Fruit reporting unit as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required in assessing the key assumptions used in the impairment assessment to estimate the fair values of the Dole Brand and Fresh Fruit reporting unit, specifically the discount rates, and the Dole brand royalty rate. Minor changes to these assumptions would have a significant effect on the estimated fair value.
The following are the primary procedures we performed to address this critical audit matter:
–We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill and intangible assets process, including controls related to the key assumptions.
–We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rates, by comparing them against ranges that were independently developed using publicly available market data for comparable entities, and
•evaluating the royalty rate through the excess earnings approach, by assessing qualitative factors specific to Fresh Fruit reporting unit and the Dole brand, and by comparing it to market benchmarks and royalty rates for comparable brands.
(signed) KPMG
We have served as the Company’s auditor since 2006.
Dublin, Ireland
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Dole plc:
Opinion on Internal Control Over Financial Reporting
We have audited Dole plc (and subsidiaries’) (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(signed) KPMG
Dublin, Ireland
March 2, 2026

DOLE PLC
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024

ASSETS	(U.S. Dollars and shares in thousands)
Cash and cash equivalents	$267,854	$330,017
Short-term investments	6,418	6,019
Trade receivables, net of allowances for credit losses of $20,558 and $19,493, respectively	539,840	473,511
Grower advance receivables, net of allowances of $37,915 and $29,304, respectively	143,426	104,956
Other receivables, net of allowances of $17,027 and $15,248, respectively	121,355	125,951
Inventories, net of allowances of $3,659 and $4,178, respectively	509,260	430,168
Prepaid expenses	70,007	68,918
Other current assets	17,891	15,111
Fresh Vegetables current assets held for sale	—	281,990
Assets held for sale	75,689	1,419
Total current assets	1,751,740	1,838,060
Long-term investments	13,827	14,630
Investments in unconsolidated affiliates	142,082	129,322
Actively marketed property	53,231	45,778
Property, plant and equipment, net of accumulated depreciation of $619,706 and $502,062, respectively	1,081,656	1,120,366
Operating lease right-of-use assets	371,366	341,722
Goodwill	434,345	429,590
DOLE® brand	306,280	306,280
Other intangible assets, net of accumulated amortization of $133,022 and $118,956, respectively	18,997	25,238
Other assets	133,931	112,893
Deferred tax assets, net	88,669	82,484
Total assets	$4,396,124	$4,446,363
LIABILITIES AND EQUITY
Accounts payable	$712,483	$648,591
Income taxes payable	21,805	42,753
Accrued liabilities	517,989	443,145
Bank overdrafts	9,611	11,443
Current portion of long-term debt, net	57,668	80,097
Current maturities of operating leases	71,379	64,357
Payroll and other tax	36,320	28,056
Contingent consideration	3,252	3,399
Pension and postretirement benefits	18,699	18,491
Fresh Vegetables current liabilities held for sale	—	214,387
Liabilities held for sale	14,047	—
Dividends payable and other current liabilities	31,228	14,696
Total current liabilities	1,494,481	1,569,415
Long-term debt, net	799,814	866,075
Operating leases, less current maturities	306,566	280,896
Deferred tax liabilities, net	90,100	84,712
Income taxes payable, less current portion	—	6,210
Contingent consideration, less current portion	500	4,007
Pension and postretirement benefits, less current portion	135,900	129,870
Other long-term liabilities	66,990	70,260
Total liabilities	$2,894,351	$3,011,445
Contingencies (See Note 19)
Redeemable noncontrolling interests	29,716	35,554
Stockholders’ equity:
Common stock — $0.01 par value; 300,000 shares authorized and 95,163 and 95,041 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	952	950
Additional paid-in capital	804,247	801,099
Retained earnings	676,371	657,430
Accumulated other comprehensive loss	(117,467)	(166,180)
Total equity attributable to Dole plc	1,364,103	1,293,299
Equity attributable to noncontrolling interests	107,954	106,065
Total equity	1,472,057	1,399,364
Total liabilities, redeemable noncontrolling interests and equity	$4,396,124	$4,446,363
See Notes to Consolidated Financial Statements

DOLE PLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars and shares in thousands, except per share amounts)
Revenue, net	$9,172,907	$8,475,343	$8,245,268
Cost of sales	(8,458,599)	(7,757,622)	(7,551,098)
Gross profit	714,308	717,721	694,170
Selling, marketing, general and administrative expenses	(495,476)	(474,058)	(473,903)
Gain on disposal of businesses	606	76,417	—
Gain on asset sales	15,045	2,648	54,108
Impairment of goodwill	—	(36,684)	—
Impairment and asset write-downs of property, plant and equipment and lease assets	(11,518)	(5,480)	(2,217)
Operating income	222,965	280,564	272,158
Other (expense) income, net	(1,574)	20,595	4,799
Interest income	13,373	10,745	10,083
Interest expense	(66,541)	(72,264)	(81,113)
Income from continuing operations before income taxes and equity earnings	168,223	239,640	205,927
Income tax expense	(71,003)	(75,649)	(43,591)
Equity method earnings	30,714	8,308	15,191
Income from continuing operations	127,934	172,299	177,527
Loss from discontinued operations, net of income taxes	(45,959)	(28,880)	(21,818)
Net income	81,975	143,419	155,709
Less: Net income attributable to noncontrolling interests	(30,656)	(17,906)	(31,646)
Net income attributable to Dole plc	$51,319	$125,513	$124,063

Income (loss) per share - basic:
Continuing operations	$1.02	$1.63	$1.54
Discontinued operations	(0.48)	(0.31)	(0.23)
Net income per share attributable to Dole plc - basic	$0.54	$1.32	$1.31

Income (loss) per share - diluted:
Continuing operations	$1.01	$1.62	$1.53
Discontinued operations	(0.48)	(0.30)	(0.23)
Net income per share attributable to Dole plc - diluted	$0.53	$1.32	$1.30

Weighted-average shares:
Basic	95,145	94,967	94,917
Diluted	95,902	95,471	95,118

See Notes to Consolidated Financial Statements

DOLE PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Net income	$81,975	$143,419	$155,709
Other comprehensive income (loss), net of tax:
Net unrealized loss on derivatives	(20,279)	(2,277)	(16,014)
Foreign currency translation adjustment	93,261	(48,822)	24,679
Change in pension and postretirement benefits	(14,940)	(11,599)	(11,304)
Total other comprehensive income (loss)	58,042	(62,698)	(2,639)
Comprehensive income	140,017	80,721	153,070
Less: Comprehensive income attributable to noncontrolling interests	(39,985)	(10,597)	(35,666)
Comprehensive income attributable to Dole plc	$100,032	$70,124	$117,404

See Notes to Consolidated Financial Statements

DOLE PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Operating Activities	(U.S. Dollars in thousands)
Net income	$81,975	$143,419	$155,709
Loss from discontinued operations, net of income taxes	45,959	28,880	21,818
Income from continuing operations	127,934	172,299	177,527
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	112,661	98,818	104,168
Impairment of goodwill	—	36,684	—
Impairment and asset write-downs of property, plant and equipment and lease assets	11,518	5,480	2,217
Net gain on sale of assets	(15,045)	(2,648)	(54,108)
Net gain on sale of businesses	(606)	(76,417)	—
Net loss (gain) on financial instruments	20,308	(12,397)	2,004
Stock-based compensation expense	6,854	7,951	6,045
Equity method earnings	(30,714)	(8,308)	(15,191)
Amortization of debt discounts and debt issuance costs	4,127	7,746	6,390
Deferred tax expense (benefit)	12,975	(17,588)	(12,600)
Pension and other postretirement benefit plan expense	7,485	5,404	7,735
Dividends received from equity method investees	12,688	7,049	9,388
Gain on insurance proceeds	(17,447)	—	—
Other	363	(247)	47
Changes in operating assets and liabilities:
Receivables, net of allowances	(124,817)	(20,603)	58,794
Inventories	(67,998)	(70,810)	20,688
Prepaids, other current assets and other assets	2,692	(281)	(27,521)
Accounts payable, accrued liabilities and other liabilities	60,228	130,589	13,022
Net cash provided by operating activities - continuing operations	123,206	262,721	298,605
Investing Activities
Sales of assets	13,645	5,011	83,557
Capital expenditures	(121,497)	(82,435)	(78,041)
Proceeds from sale of businesses, net of transaction costs and cash transferred	68,621	117,935	—
Insurance proceeds	19,606	527	1,054
Sales (purchases) of unconsolidated affiliates	3,152	(1,769)	1,013
Acquisitions, net of cash acquired	(2,248)	(926)	(1,263)
Other	(276)	(2,563)	(1,096)
Net cash (used in) provided by investing activities - continuing operations	(18,997)	35,780	5,224
Financing Activities
Proceeds from borrowings and overdrafts	1,838,112	1,517,106	1,407,970
Repayments on borrowings and overdrafts and payment of debt refinancing fees	(1,926,927)	(1,696,130)	(1,576,111)
Dividends paid to shareholders	(31,568)	(30,551)	(30,373)
Dividends paid to noncontrolling interests and other noncontrolling interest activity, net	(28,076)	(26,703)	(29,822)
Payments of contingent consideration	(2,801)	(1,567)	(1,662)
Net cash used in financing activities - continuing operations	(151,260)	(237,845)	(229,998)
Effect of foreign currency exchange rate changes on cash	17,724	(15,241)	5,448
Net cash (used in) provided by operating activities - discontinued operations	(27,912)	22,592	(22,622)
Net cash used in investing activities - discontinued operations	(6,626)	(13,293)	(8,492)
Cash (used in) provided by discontinued operations, net	(34,538)	9,299	(31,114)
(Decrease) increase in cash and cash equivalents	(63,865)	54,714	48,165
Cash and cash equivalents at beginning of period, including discontinued operations	331,719	277,005	228,840
Cash and cash equivalents at end of period, including discontinued operations	$267,854	$331,719	$277,005
Supplemental cash flow information:
Income tax payments, including discontinued operations, net of refunds	$(100,100)	$(77,967)	$(63,969)
Interest payments on borrowings	$(63,685)	$(67,397)	$(82,367)
Non-cash Investing and Financing Activities:
Accrued property, plant and equipment	$(2,724)	$(2,983)	$(1,465)
See Notes to Consolidated Financial Statements

DOLE PLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Equity Attributable to Dole plc
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2022	$949	$795,063	$469,249	$(104,133)	$1,161,128	$125,546	$1,286,674	$32,311
Net income	—	—	124,063	—	124,063	28,826	152,889	2,792
Dividends declared	—	—	(30,750)	—	(30,750)	(24,565)	(55,315)	(3,957)
Stock-based compensation	—	5,729	—	—	5,729	—	5,729	—
Other noncontrolling interest activity, net	—	(903)	—	—	(903)	3,268	2,365	—
Other redeemable noncontrolling interest activity, net	—	(3,089)	—	—	(3,089)	—	(3,089)	3,089
Other comprehensive (loss) income, net of tax	—	—	—	(6,658)	(6,658)	4,069	(2,589)	(50)
Balance as of December 31, 2023	$949	$796,800	$562,562	$(110,791)	$1,249,520	$137,144	$1,386,664	$34,185
Net income	—	—	125,513	—	125,513	14,100	139,613	3,978
Dividends declared	—	—	(30,645)	—	(30,645)	(22,878)	(53,523)	(3,699)
Stock-based compensation	1	5,568	—	—	5,569	—	5,569	—
Other noncontrolling interest activity, net	—	(373)	—	—	(373)	(981)	(1,354)	—
Other redeemable noncontrolling interest activity, net	—	(896)	—	—	(896)	—	(896)	896
Disposal of the Progressive Produce business	—	—	—	—	—	(13,817)	(13,817)	—
Other comprehensive (loss) income, net of tax	—	—	—	(55,389)	(55,389)	(7,503)	(62,892)	194
Balance as of December 31, 2024	$950	$801,099	$657,430	$(166,180)	$1,293,299	$106,065	$1,399,364	$35,554
Net income	—	—	51,319	—	51,319	23,883	75,202	6,854
Dividends declared	—	—	(32,378)	—	(32,378)	(23,078)	(55,456)	(4,998)
Stock-based compensation	2	3,388	—	—	3,390	—	3,390	—
Other noncontrolling interest activity, net	—	(259)	—	—	(259)	(8,128)	(8,387)	(7,792)
Other redeemable noncontrolling interest activity, net	—	19	—	—	19	—	19	(19)
Other comprehensive income, net of tax	—	—	—	48,713	48,713	9,212	57,925	117
Balance as of December 31, 2025	$952	$804,247	$676,371	$(117,467)	$1,364,103	$107,954	$1,472,057	$29,716
See Notes to Consolidated Financial Statements

DOLE PLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS
Dole plc is engaged in the worldwide sourcing, processing, distributing and marketing of high-quality fresh fruit and vegetables. Dole is a premier global leader in fresh produce, and the Company’s most significant products hold leading positions in their respective categories and territories. Dole is one of the largest producers of fresh bananas and pineapples, a major global exporter of grapes and have an expanding presence in avocados, mangos, kiwis, berries, cherries and organic produce.
Dole conducts operations throughout North America, Latin America, Europe, Asia, the Middle East and Africa (primarily in South Africa). As a result of its global operating and financing activities, Dole is exposed to certain risks, including fluctuations in commodity and fuel costs, interest rates and foreign currency exchange rates, as well as other environmental and business risks in sourcing and selling locations.
On August 1, 2025, the Company entered into a definitive agreement with OG Holdco LLC, a Delaware limited liability company (“OG Holdco” or the “Buyer”), the parent company of organicgirl LLC, a portfolio company of Arable Capital Partners, LLC (“Arable”), pursuant to which Dole agreed to sell the fresh vegetables (“Fresh Vegetables”) division to OG Holdco (the “Vegetables Transaction”). On August 5, 2025, the Vegetables Transaction closed for an aggregate purchase price of approximately $140.0 million. Certain assets and liabilities of the Fresh Vegetables division were excluded from the Vegetables Transaction (“excluded assets and liabilities”).
As a result of the Company’s exit of the Fresh Vegetables division (the “Vegetables exit process”), the Fresh Vegetables division’s results are reported separately as discontinued operations, net of income taxes, in the consolidated statements of operations for all periods presented and its assets and liabilities are separately presented in the consolidated balance sheets as assets and liabilities held for sale as of December 31, 2024. Additionally, its cash flows have been separately stated as discontinued operations in the consolidated statements of cash flows for all periods presented. The excluded assets and liabilities of the Vegetables Transaction have been reclassified as continuing operations in the consolidated balance sheets for all periods presented as they no longer meet held-for-sale criteria. See Note 4 “Acquisitions and Divestitures” for additional detail.
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements herein are prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”). In the opinion of management, the consolidated financial statements of Dole include all necessary adjustments, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows.
Dole’s consolidated financial statements include the accounts of majority-owned subsidiaries over which Dole exercises control, entities that are not majority-owned but require consolidation, because Dole has the ability to exercise control over operating and financial policies or has the power to direct the activities that most significantly impact the entities’ economic performance, and all variable interest entities (“VIEs”) for which Dole is the primary beneficiary.
Intercompany accounts and transactions have been eliminated in consolidation. The results of consolidated entities are included from the effective date of control or, in the case of VIEs, from the date that Dole becomes the primary beneficiary. The results of subsidiaries sold or otherwise deconsolidated are excluded from consolidated results as of the date that Dole ceases to control the subsidiary or, in the case of VIEs, when Dole ceases to be the primary beneficiary.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures reported in the financial statements and accompanying notes. Estimates and assumptions include, but are not limited to, the areas of customer and grower receivables, inventories, impairment of assets, useful lives of property, plant and equipment, intangible assets, income taxes, retirement benefits, business combinations and divestitures, financial instruments and contingencies. Actual results could differ from these estimates and assumptions.

Summary of Significant Accounting Policies
Revenue Recognition: Revenue is recognized when a performance obligation is satisfied as control of a good or service is transferred to a customer in the amount expected to be entitled at transfer. For each customer contract, the performance obligations are identified, the transaction price is allocated to the individual performance obligations, and revenue is recognized when these performance obligations are fulfilled and control of the good or service is transferred to the customer. The transfer of control of a good or service to customers is generally based on written sales terms that allow customers right of return when the good or service does not meet certain quality factors.
Revenue consists primarily of product revenue, which includes the selling of fresh produce, health foods and consumer goods to third-party customers. Fresh produce comprises two main product categories, tropical fruit and diversified produce. Tropical fruit primarily consists of bananas, pineapples and plantains, and diversified produce primarily consists of all other fruit, vegetables and other produce. Product revenue also includes surcharges for additional product services such as freight, cooling, warehousing, fuel, containerization, handling and palletization related to the transfer of products. Additionally, the Company has certain marketing contracts where Dole is the principal, and the related product revenue and cost of sales are reported on a gross basis. Product revenue is recognized at a point in time when control of the goods has been transferred to the customer, which can be upon shipping or delivery, depending on the terms of sale.
Revenue also includes service revenue, which includes third-party freight services and royalties for the use of the Company’s brands and trademarks. Additionally, the Company maintains a commercial cargo business where revenue is earned by providing handling and transportation services of containerized cargo on the Company’s vessels. Net service revenue was less than 10% of total revenue for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. See Note 5 “Revenue” for additional detail of the Company’s revenue by product and channel.
Dole’s incremental costs of obtaining a contract have primarily consisted of sales commissions, and the Company has elected the practical expedient to expense these costs that are related to contracts that are less than one year. These costs are included in selling, marketing and general and administrative expenses in the consolidated statements of operations. If these costs relate to contracts that are greater than one year, the incremental costs are capitalized as a contract asset and amortized over the period from which the contract is obtained until the performance obligations are met. Dole’s contracts are generally less than one year, and incremental costs of obtaining a contract are not material.
The Company treats shipping and handling costs that occur after the customer obtains control of the good as a fulfillment cost rather than a service performance obligation. Additionally, Dole has elected the practical expedient to exclude sales tax and other taxes imposed by government authorities on revenue-producing transactions from the transaction price.
The period between the transfer of a promised good or service to a customer and customer payment is expected to be less than one year and, as such, Dole has elected the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component.
Revenue is recorded net of any sales allowances, sales promotions and sales incentives. Sales allowances are calculated based on historical claims information. Dole offers sales promotions and sales incentives to its customers. Sales promotions are temporary price reductions on third-party sales, and sales incentives include consumer coupons and discounts, volume and timing rebates and product placement fees. Estimated sales discounts are recorded in the period in which the related sale is recognized. Volume rebates are recognized in the period of sale as a reduction of revenue based on Dole’s estimate of sales volume over the term of the arrangement. All other sales incentives are estimated using both historical trends and current volumes and assumptions. The Company also enters cooperative advertising arrangements in which Dole refunds a retailer for a portion of the costs incurred to advertise Dole’s products. The value of these arrangements is treated as a reduction of revenue, unless the arrangement is in exchange for a distinct good or service, in which case, these amounts are recorded in selling, marketing and general and administrative expenses in the consolidated statements of operations. Adjustments to sales estimates are made periodically as new information becomes available and actual sales volumes become known. Adjustments to these estimates have historically not been significant to Dole.
Cost of Sales: Cost of sales primarily consists of costs associated with the production or purchasing of inventory, packaging materials, labor, depreciation, overhead, transportation and other distribution costs. Cost of sales also includes recurring agricultural costs and shipping and handling costs, which are detailed below.

Agricultural Costs: Plant costs, including seeds, trees, vines and stems, and preproduction costs, including land preparation, pre-planting and planting costs, are generally capitalized into inventory and charged to cost of sales when the related crop is harvested and sold, with the exception of pineapples, in which the costs are generally expensed as incurred. Certain plant and preproduction costs are capitalized to property, plant and equipment, depending on the crop, and charged to cost of sales over their life. All land development costs, including farm and soil improvements, are capitalized to property, plant and equipment. The useful lives for plant, preproduction and land development costs capitalized to property, plant and equipment are 2 to 25 years and are based on historical yields, climate and weather conditions and likelihood of disease and pest interference. Recurring agricultural costs after the preproduction period, including ongoing pruning, fertilization, watering and farm labor, are generally capitalized into inventory and charged to cost of sales when the related crop is harvested and sold, with the exception of pineapples and bananas, in which the costs are expensed as incurred, due to the continuous nature of production and associated costs incurred throughout the year.
Shipping and Handling Costs: Amounts billed to third-party customers for shipping and handling are included as a component of revenue. Shipping and handling costs incurred are included as a component of cost of sales and represent fulfillment costs incurred by Dole to ship products from the sourcing location to the end customer and are not considered separate performance obligations.
Value-Added Taxes: Value-added taxes (“VAT”) that are collected from customers and remitted to taxing authorities are excluded from revenue and cost of sales. Receivables related to value-added taxes are included within other receivables, net, and other assets in the consolidated balance sheets, depending on the expected timing of collection. Payables related to VAT are included within payroll and other tax in the consolidated balance sheets.
Marketing and Advertising Costs: Marketing and advertising costs, which include media, production and other promotional costs, are generally expensed in the period in which the marketing or advertising first takes place. Marketing and advertising costs, included in selling, marketing and general and administrative expenses in the consolidated statements of operations, amounted to $20.1 million, $19.5 million and $17.9 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Research and Development Costs: Research and development costs are expensed as incurred and are included in cost of sales or selling, marketing and general and administrative expenses in the consolidated statements of operations, depending on the nature of the project. Research and development costs amounted to $9.2 million, $8.9 million and $9.0 million for the years ended December 31, 2025 and December 31, 2024 and December 31, 2023, respectively.
Gain on Asset Sales: Gain on asset sales primarily consists of gains and losses incurred through the disposal of assets held for sale and actively marketed property and other property disposed in the ordinary course of business. See Note 11 “Assets Held For Sale and Actively Marketed Property” for additional detail. Gain on asset sales also includes gains or losses upon recognition of a sales-type lease. See Note 16 “Leases” for additional detail.
Gain on Disposal of Businesses: Dole records and separately states the net gains and losses related to the disposal of businesses or subsidiaries.
On February 27, 2024, Dole entered into a definitive agreement with PTF Holdings, LLC (“PTF Holdings”) pursuant to which Dole agreed to sell its 65% stake in Progressive Produce (the “Progressive Produce business”) to PTF Holdings for gross proceeds of $120.3 million in cash (the “Progressive Transaction”). On March 13, 2024, Dole completed the Progressive Transaction. As a result of the sale, Dole recognized an initial gain on the sale of $75.9 million for the year ended December 31, 2024. During the year ended December 31, 2025, Dole recognized an incremental gain on the sale of $0.4 million related to amounts that were released from escrow.
See Note 4 “Acquisition and Divestitures” for further detail on the disposal of the Progressive Produce business.
Interest Income: Interest income primarily comprises interest earned from funds invested and other receivables, such as interest earned on grower advances, and is recognized using the effective interest method over the term of the underlying agreement.
Interest Expense: Interest expense comprises interest on borrowings, amortization of discounts and issuance costs related to borrowings, interest on finance lease liabilities, fees for the sale of trade receivables under securitization arrangements, debt extinguishment costs and arrangement fees for borrowings. Non-capitalized debt extinguishment costs and arrangement fees for borrowings incurred as a result of debt refinancing are included in other (expense) income, net.

Income Taxes: Dole accounts for deferred taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and the tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date.
A valuation allowance is provided to reduce deferred tax assets to the amount more likely than not to be realized. The Company recognizes the benefit of a tax position only to the extent that it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that is recognized is the largest amount that is greater than 50.0% likely of being realized upon settlement. Income tax expense or benefit includes the effects of any resulting unrecognized tax benefits that are considered appropriate, as well as related net interest and penalties. In respect to undistributed earnings for foreign subsidiaries where those earnings are considered to be either indefinitely reinvested or could be distributed tax free, no deferred tax liability has been provided thereon.
The Company releases income tax effects from accumulated other comprehensive loss as individual items in accumulated other comprehensive loss are settled or otherwise disposed.
Discontinued Operations: The disposal or held for sale designation of a component or a group of components is presented as discontinued operations when it represents a strategic shift that had, or will have, a major effect on Dole’s operations and financial results. A component of an entity comprises operations and cash flows that can be clearly distinguished both operationally and for financial reporting purposes. The Fresh Vegetables division first met the held-for-sale criteria in the three months ended March 31, 2023 and management determined that it would represent a strategic shift that would have a material effect on the Company’s operations and results. As such, the results of the Fresh Vegetables division have been classified as discontinued operations in the consolidated statements of operations for the periods presented, and its related assets and liabilities have been classified as held for sale in the consolidated balance sheets as of December 31, 2024.
See further detail in Note 4 “Acquisitions and Divestitures”.
Earnings (loss) per share: Basic earnings (loss) per share is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding, after the adjustment for the effects of potentially issuable shares, such as restricted stock units (“RSUs”) and stock options with a dilutive effect.
Operating and Reportable Segments: Operating segments, defined as components of the Company that engage in business activities from which they earn revenue and incur expenses, are reported in a manner consistent with the internal reporting provided to the Chief Operating Decision Maker (“CODM”). The CODM, who is responsible for assessing performance and allocating resources amongst operating segments, is defined as the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”).
Considering the exit from the Fresh Vegetables division, Dole has the following operating and reportable segments: Fresh Fruit, Diversified Fresh Produce – Europe, the Middle East and Africa (“Diversified Fresh Produce – EMEA”) and Diversified Fresh Produce – Americas and the Rest of the World (“Diversified Fresh Produce – Americas & ROW”).
See further detail on operating and reportable segments in Note 6 “Segments”.
Cash and Cash Equivalents: Cash and cash equivalents consist of cash on hand and highly liquid investments, primarily money market funds and time deposits, with original maturities of three months or less. Whenever outstanding checks exceed cash balances, the balance of the book overdraft is reclassified to accounts payable in the consolidated balance sheets, and changes in book overdraft balances are presented within operating activities within the consolidated statements of cash flows. Restricted cash was not material as of December 31, 2025 and December 31, 2024 and therefore are not separately stated in the consolidated balance sheets.

Short-Term and Long-Term Investments: Dole sponsors various non-qualified benefit and executive compensation plans, with plan assets held in Rabbi Trusts. Short-term investments include the portion of the Rabbi Trust securities portfolio that approximates the short-term liability of the frozen non-qualified Supplemental Executive Retirement Plan (“SERP”) defined benefit plan and the total liability of the non-qualified deferred compensation Excess Savings Plan (“ESP”). Long-term investments include the portion of the Rabbi Trust securities portfolio that will be used to fund a portion of the long-term liability of the SERP plan. Securities are recorded at fair value with realized and unrealized gains and losses included in earnings. Dole estimates the fair value of its investments using prices provided by its custodian. See Note 18 “Fair Value Measurements” for further detail on fair value disclosures.
Trade Receivables: Trade receivables are recognized net of allowances, which approximates fair value. While in certain regions, the Company’s customer base consists of some large, key customers, credit risk related to trade receivables is mitigated due to the significant number of customers dispersed worldwide. To reduce credit risk, Dole performs periodic credit evaluations of its customers but does not generally require advance payments or collateral. Expected credit losses for newly recognized trade receivables, as well as changes to existing expected credit losses during the period, are recognized in selling, marketing, general and administrative expenses in the consolidated statements of operations. Refer to Note 8 “Receivables and Allowances for Credit Losses” for further detail on how the Company estimates these credit losses. No individual customer accounted for more than 10.0% of Dole’s revenue during the years ended December 31, 2025, December 31, 2024 and December 31, 2023, nor accounted for greater than 10.0% of Dole’s account receivables as of December 31, 2025 and December 31, 2024.
Dole regularly sells a portion of its trade receivables under arrangements with third-party financial institutions. The Company accounts for the transfers of trade receivables as sales when it has surrendered control, at which point the receivables are derecognized. Determining when control has transferred requires evaluation of the nature and extent of the Company’s involvement with the transferred receivables as well as consideration of certain legal and other factors. See Note 8 “Receivables and Allowances for Credit Losses” for further detail.
Grower Advances: Dole makes advances to third-party growers for various production needs. Some of these advances are secured with crop harvests or other collateral owned by the growers. Dole monitors these receivables on a regular basis and estimates expected credit losses for all outstanding grower advances to determine if a related impairment loss and allowance should be recognized. These expected credit losses are evaluated on a case-by-case basis and are based on factors such as historical credit loss information, the timing of the growing season and expected yields, the fair value of the collateral, macroeconomic indicators, weather conditions, and other miscellaneous factors. Grower advances are stated at the gross advance amount less allowances for expected credit losses. Dole generally considers an advance to a grower to be past due when the advance is not fully recovered by the excess cash proceeds on the current year crop harvest or when the advance is not repaid by the excess cash proceeds by the end of the supply term agreement.
Grower advances are disaggregated into short-term advances that mature in one year or less, which are included within grower advance receivables, net, in the consolidated balance sheets and long-term advances that are included in other assets in the consolidated balance sheets. See Note 8 “Receivables and Allowances for Credit Losses” for further detail on grower advances.
Other Receivables: Other receivables consists primarily of receivables from governmental institutions, hedging receivables and miscellaneous non-trade receivables from customers, suppliers, and other third parties. These receivables are recorded net of allowances established based on specific account data and factors such as historical losses, current economic conditions, age of receivables, the value of any collateral and payment status compared to payment terms. Receivables are written off against the allowance once management determines the receivable is uncollectible. See Note 8 “Receivables and Allowances for Credit Losses” for further detail on other receivables.
Concentration of Credit Risk: Financial instruments that potentially subject Dole to a concentration of credit risk principally consist of cash equivalents, investments, derivative contracts and grower advances. Credit risk related to trade receivables is mitigated through the Company’s significant customer base and periodic credit valuations. Dole’s cash and investments are maintained with high quality financial institutions. Dole’s derivative contracts, which are discussed in greater detail below, are with major financial institutions. Dole’s grower advances are principally with farming enterprises and may be secured by the underlying crop harvests or other collateral.

Inventories: Inventories are valued at the lower of cost or net realizable value. Costs related to fresh produce are determined on the first-in, first-out basis. Specific identification and average cost methods are also used primarily for certain packing materials and operating supplies. In the normal course of business, the Company incurs certain crop growing costs such as land preparation, planting, fertilization, grafting, pruning and irrigation. Based on the nature of these costs and type of crop production, these costs may be capitalized into inventory. Generally, all recurring direct and indirect costs of growing crops for fresh produce other than bananas and pineapples are capitalized into inventory. These costs are recognized into cost of sales during each harvest period. Due to the nature of the Company’s inventory, such as quick inventory turnover rates, reserves for excess production and obsolescence are not significant.
Details of inventory in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Finished products	$346,131	$295,729
Raw materials, work in progress, and packaging materials	92,208	62,380
Crop growing costs	42,105	29,420
Agricultural and other operating supplies	28,816	42,639
Inventories, net of allowances	$509,260	$430,168
Physical goods that have completed production and are held for sale in the ordinary course of business are classified as finished products. Inventories classified as raw materials represent goods that will be consumed in production, such as fresh fruit or vegetables to be modified from their original form and those awaiting packaging. Goods that are in the course of production are classified as work in progress. Packaging materials represent items such as consumer packing, labels and pallets utilized directly in the production process. Inventories classified as crop growing costs include costs incurred up to the time crops are produced in commercial quantities. In addition, agricultural and other operating supplies that are consumed indirectly in production, such as ripening agents, fertilizer and fuel, are also capitalized into inventory.
Assets Held for Sale and Actively Marketed Property: Dole reports a business or assets as held for sale when management has approved or received approval to sell the business or assets and is committed to a formal plan, the business or assets are available for immediate sale, the business or assets are being actively marketed, the sale is anticipated to occur during the ensuing year and the other specified criteria for held for sale classification are met. In certain situations when timing of the sale of land is uncertain and held-for-sale criteria are not met, Dole classifies such assets as actively marketed property. A business or assets classified as held for sale or land classified as actively marketed property are recorded at the lower of their carrying amount or estimated fair value less cost to sell. If their carrying amount exceeds their estimated fair value, a loss is recognized. Depreciation is not recorded on assets classified as held for sale or on land improvements associated with actively marketed property. Assets and liabilities related to a business classified as held for sale and actively marketed property are segregated in the consolidated balance sheets, and major classes are separately disclosed in the notes to the consolidated financial statements, commencing in the period in which the business or assets are classified as held for sale or actively marketed. See Note 11 “Assets Held For Sale and Actively Marketed Property” for additional detail.
Investments in Unconsolidated Affiliates: Investments in unconsolidated affiliates and joint ventures with ownership by Dole of 20.0% to 50.0% are recorded using the equity method, provided Dole has the ability to exercise significant influence. In addition, entities in which the Company has variable interests are also recorded using the equity method when it is determined that the Company is not the primary beneficiary in the relationship but has the ability to exercise significant influence. Under the equity method of accounting, a share of earnings and losses based on Dole’s ownership percentage in the investment is recorded in earnings each period.
All material equity method investments have the same fiscal year-end as Dole. Where appropriate, the accounting policies of equity method investments have been adjusted to ensure consistency with the policies adopted by Dole.
All other unconsolidated investments where we do not have the ability to exercise significant influence are recorded at cost less impairment, adjusted for any observable price changes, as their fair value is not readily determinable. As of December 31, 2025 and December 31, 2024, substantially all of Dole’s investments in unconsolidated affiliates have been accounted for under the equity method.

Dole evaluates its equity method investments and investments held at cost for impairment when facts and circumstances indicate that the carrying value of such investments may not be recoverable. Dole reviews several factors to determine whether the loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the investee and whether Dole has the intent to sell or will be required to sell before the investment’s anticipated recovery. If a decline in fair value is determined to be other than temporary, an impairment charge is recorded in equity method earnings (loss) in the consolidated statements of operations.
See Note 22 “Investments in Unconsolidated Affiliates” for additional detail on the Company’s unconsolidated investments.
Property, Plant and Equipment: Property, plant and equipment is stated at cost plus any asset retirement costs, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Dole reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. If an evaluation of recoverability is required, the estimated undiscounted future cash flows directly associated with the asset are compared to the asset’s carrying amount. If this comparison indicates that there is an impairment, the amount of the impairment is calculated by comparing the carrying value to discounted expected future cash flows or comparable market values, depending on the nature of the asset group. In the case that an asset is reclassified from held for sale to held for use due to a change in plan of sale, an impairment is calculated to record the asset at the lower of carrying amount (adjusted for depreciation had these assets been continuously classified as held and used) and fair value.
Routine maintenance and repairs are expensed as incurred.
Dry-Docking Costs: Dole incurs costs for planned major maintenance activities related to its vessels during regularly scheduled dry dockings that occur approximately every 2 to 7 years, depending on the age of the vessel. Costs incurred during the dry-docking period, such as overhaul costs, are capitalized and amortized to the next overhaul. Routine repairs and maintenance related to vessels are expensed as incurred and included in cost of sales in the consolidated statements of operations. Amortization costs related to dry-docking are also included in cost of sales in the consolidated statements of operations.
See Note 12 “Property, Plant and Equipment” for additional detail on the major classes of property, plant and equipment and their respective useful lives.
Leases: Dole leases fixed assets for use in operations where leasing offers advantages of operating flexibility and is less expensive than alternative types of funding.
Dole’s leases are evaluated at inception and any subsequent modification and, depending on the lease terms, are classified as either finance or operating leases. For leases with terms greater than one year, the Company recognizes a related asset (“right-of-use asset” or “lease asset”) and obligation (“lease liability”) on the lease commencement date, calculated as the present value of lease payments over the lease term. Right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Dole’s leases may include rental escalation clauses, renewal options and termination options that are factored into the determination of lease payments and lease term when appropriate. Dole’s lease agreements do not contain any residual value guarantees. The majority of Dole’s leases are classified as operating leases. Dole’s principal operating leases have historically been for vessel containers that do not meet the finance lease criteria, ports, land, warehouse facilities, vehicles and machinery and equipment. Dole’s finance leases primarily have historically been for vessels, vessel containers and machinery and equipment that meet the finance lease criteria. Dole’s decision to exercise any renewal options is primarily dependent on the level of business conducted at the location and the profitability of the renewal.
The Company has elected to account for lease and non-lease components as a single lease component in contracts where Dole is the lessee. When available, the rate implicit in the lease is used to discount lease payments to present value; however, most of Dole’s leases do not provide a readily determinable implicit rate. Therefore, the Company’s estimated incremental borrowing rate is used to discount the lease payments based on information available at lease commencement.
When the Company acts as a lessor for contracts that contains a lease component, the Company allocates the consideration in the contract to each lease component on the basis of their relative standalone prices at inception or modification of the lease. Also, the Company determines whether each lease is classified as a sales-type, direct financing or an operating lease. Dole recognizes income earned from operating leases on a straight-line basis over the lease term as a part of other (expense), income, net, in the consolidated statements of operations.

Goodwill and Intangible Assets: Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. Dole tests goodwill for impairment at the reporting unit level annually on the first day of the fourth quarter of each fiscal year and when there is an indicator of impairment. Dole defines each of its operating business segments as reporting units. The reporting units with allocated goodwill include Fresh Fruit, Diversified Fresh Produce – EMEA, and Diversified Fresh Produce – Americas & ROW. Other indefinite-lived intangible assets are also reviewed for impairment annually on the first day of the fourth quarter of each fiscal year, or more frequently if impairment indicators arise.
For the annual goodwill impairment test, management may assess qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit with goodwill is less than its carrying amount. These qualitative factors include market and industry considerations, overall financial performance and other relevant events and factors affecting the reporting unit. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment is required for that reporting unit. Alternatively, the Company may bypass the qualitative assessment and perform a quantitative assessment.
In fiscal year 2025, Dole elected to bypass the qualitative test and performed a quantitative goodwill impairment assessment.
The quantitative assessment involves comparing the fair value of each reporting unit with allocated goodwill to its carrying amount. If the carrying amount of a reporting unit exceeds it estimated fair value, an impairment of goodwill is recognized up to the amount of goodwill allocated to the reporting unit. Fair values for reporting units are generally determined using a discounted cash flow model involving market multiples or appraised values, if appropriate. The present value models involve inputs which are sensitive and judgmental in nature, such as estimates of future financial performance, long-term cash flow projections and discount rates.
Dole’s other indefinite-lived intangible assets, primarily consisting of the DOLE® brand, are considered to have an indefinite life, because they are expected to generate cash flows indefinitely and, as such, are not amortized. The Company may perform a qualitative assessment for each indefinite-lived intangible asset to determine if it is more likely than not that the carrying amount of the asset exceeds its fair value, which would require a quantitative assessment. The quantitative test compares the fair value of the indefinite-lived intangible to its carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Dole may also elect to bypass the qualitative assessment and perform a quantitative assessment.
In fiscal year 2025, Dole elected to bypass the qualitative assessment and perform a quantitative test for the DOLE® brand. Dole determined the fair value of the DOLE® brand by using a relief-from-royalty method, involving inputs such as projected revenue and long-term growth rates, royalty rates and discount rates.
Dole’s definite-lived intangible assets include customer relationships, supplier relationships and local brands, that are initially recorded at fair value and amortized on a straight-line basis over 3 to 15 years.
See Note 13 “Goodwill and Intangible Assets” for additional detail.
Bank Overdrafts: The Company and its subsidiaries have a number of bank overdraft facilities which are primarily used to fund seasonal working capital requirements. The facilities contain covenants customary for unsecured facilities of this kind, including financial covenants on maximum leverage and minimum interest cover. Bank overdrafts are classified as a current liability in the consolidated balance sheets. See Note 14 “Debt” for additional detail.
Debt: Debt is carried at the principal amount borrowed, including unamortized discounts and premiums and debt issuance costs, when applicable. Debt discounts and issuance costs are amortized over the term of the debt agreement using the effective interest method and are presented as a direct reduction of debt in the consolidated balance sheets, except for those issuance costs related to revolving credit facilities or line-of-credit arrangements which are amortized on a straight-line basis and presented as an other current asset or other asset, depending on maturity date, in the consolidated balance sheets. See Note 14 “Debt” for additional detail.

Derivative Financial Instruments: Dole holds derivative instruments to hedge against risks in foreign currency exchange, fuel costs and interest rates on long-term borrowings. Dole estimates the fair value of its derivatives, including any credit valuation adjustments, using market-based inputs. All realized gains and losses under designated cash flow hedges are included in earnings in the consolidated statements of operations, and unrealized gains and losses are included in other comprehensive income (loss). For all other hedges not designated as hedging instruments, all realized and unrealized gains and losses are recorded in the same line item within the consolidated statements of operations as the activity that is being hedged from a financial risk management perspective, with the exception of non-designated interest rate swaps which are insignificant. We also classify the cash flows from our cash flow hedges and fair value hedges in the same category as the items being hedged on our consolidated statements of cash flows.
Fair Value Hedges: The Company enters into fair value hedges to hedge foreign currency exposure of certain non-functional currency denominated assets and liabilities. Dole enters into foreign currency forward contracts primarily to hedge the changes in fair value of certain intercompany loans and certain receivables and payables denominated in a foreign currency.
Cash Flow Hedges: The Company enters into cash flow hedges to hedge against variability in certain expected future cash flows related to foreign currency exchange and interest rates on long-term borrowings. Dole enters into foreign currency exchange forward contracts and option contracts to hedge a portion of its forecasted revenue, cost of sales and operating expense. In order to mitigate interest rate uncertainty on long-term debt, Dole also enters into interest rate swap agreements.
See Note 17 “Derivative Financial Instruments” for additional detail on derivative instruments.
Fair Value of Financial Instruments: Dole’s financial instruments primarily comprise of cash and cash equivalents, short and long-term investments, short-term trade and grower receivables, trade payables and notes receivable, as well as long-term grower receivables, finance lease obligations, asset-based loans, contingent consideration and term loan facilities. The carrying amounts of short-term instruments, excluding Dole’s short-term Rabbi Trust investments that are recorded at fair value, approximate fair value because of their short maturity. Dole’s contingent consideration and long-term Rabbi Trust investments are recorded at fair value. Carrying amounts of other long-term financial instruments, excluding Dole’s term loans and certain loan receivables, approximate fair value, since the instruments bear interest at variable or fixed rates which approximate market rates. See Note 18 “Fair Value Measurements” for additional detail.
Dole also holds retirement plan assets which are measured at fair value. Dole estimates the fair value of its retirement plan assets based on quoted market prices, dependent on availability. In instances where quoted market prices are not readily available, the fair value of the investment securities is estimated based on pricing models using observable or unobservable inputs. As a practical expedient, the Company uses net asset value (“NAV”) to measure certain investments without a readily determinable fair value within the Company’s pension asset portfolio. See Note 15 “Employee Benefit Plans” for additional detail.
Foreign Currency Exchange: The functional currency of Dole is the U.S. dollar. For subsidiaries with transactions that are denominated in a currency other than the functional currency, the net foreign currency exchange transaction gains or losses resulting from the remeasurement of monetary assets and liabilities to the functional currency are included in the consolidated statements of operations. Transaction gains and losses were not material in the years ended December 31, 2025, December 31, 2024 and December 31, 2023. Net foreign currency exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. Dollar are recorded as a part of the cumulative translation adjustment in stockholders’ equity.
Pension and Postretirement Benefits: Dole sponsors several defined benefit pension plans and other postretirement benefit (“OPRB”) plans covering certain eligible employees. The funded status of these plans is recorded on the consolidated balance sheets, with overfunded plans presented in other assets and underfunded plans presented in pension and postretirement benefit liabilities. Net benefit obligations of underfunded plans that are due over the next year are presented as current liabilities. Actuarial assumptions including discount rates, salary increases, expected return on plan assets, mortality and other factors are used to measure the funded status and annual expense of the plans. Obligations and any assets associated with pension and postretirement benefit plans are measured at fair value as of December 31 each year. See Note 15 “Employee Benefit Plans” for additional detail.
Stock-Based Compensation: Stock-based compensation for Dole consists of RSUs and stock options. At their grant date, RSUs with only a service condition are valued using the current share price, RSUs with a market condition are valued using a Monte Carlo simulation approach and stock options are valued using the Black Scholes pricing model. Stock-based compensation expense is recognized over the requisite service period, which is the vesting period of each award.

Redeemable Noncontrolling Interest (“NCI”): If a put option is held by a NCI in a subsidiary undertaking, whereby the holder of the put option can require Dole to acquire the NCI's ownership in the subsidiary at a future date, the Company examines the nature of such a put option to determine whether the put option is a separate financial instrument to, or embedded within, the NCI.
As the Company’s NCI containing put options have exercise prices based on future earnings of the related consolidated subsidiaries that are redeemable at the option of the holder and meet the criteria for mezzanine classification, they are classified as redeemable NCI as mezzanine equity in the consolidated balance sheets. The options do not contain a limit to the amount that the Company could be required to pay upon exercise by the holder, and the embedded put and call features do not meet the criteria for bifurcation.
Both permanent and mezzanine-classified NCI are measured at fair value on the acquisition date. Each reporting period, net income and comprehensive income of a consolidated subsidiary is allocated to the controlling interest and NCI. When redemption of a mezzanine-classified NCI becomes probable, the NCI is accreted to its redemption value with the offset recorded to additional paid-in-capital in the consolidated statements of stockholders’ equity. These changes are accreted over the period prior to the earliest redemption date or recognized immediately.
As of December 31, 2025, the $29.7 million of redeemable NCI in the consolidated balance sheets represents the carrying value of the redeemable NCI. The total gross redemption value of the instruments was $40.3 million, had the options been exercised as of December 31, 2025, payable over a maximum of four years.
Guarantees: Dole makes guarantees as part of its normal business activities. Dole’s guarantees include guarantees of the indebtedness of some of its key fruit suppliers and other entities integral to Dole’s operations. Dole also issues bank guarantees as required by certain regulatory authorities, suppliers and other operating agreements, as well as to support the borrowings, leases and other obligations of its subsidiaries. The majority of Dole’s guarantees relate to guarantees of subsidiary obligations and are scoped out of the initial measurement and recognition accounting requirements related to guarantees. See Note 19 “Contingencies” for further detail on the Company’s guarantees.
Business Combinations: Business combinations are accounted for using the acquisition method of accounting. Application of this method of accounting requires that (i) identifiable assets acquired (including identifiable intangible assets) and liabilities assumed generally be measured at fair value as of the acquisition date, and (ii) the excess of the purchase price over the net fair value of identifiable assets acquired and liabilities assumed be recognized as goodwill.
Determining the fair value of assets acquired and liabilities assumed and the allocation of the purchase price requires management to use significant judgment and estimates, especially with respect to intangible assets. Estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, estimates of future revenue and cash flows, expected long-term market growth, future expected operating expenses, costs of capital and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable, and as a result, actual values may differ from these estimates. During the measurement period, certain adjustments may be recorded to the carrying fair value of the assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could last up to one year after the transaction date, all adjustments are recorded in the consolidated statements of operations.
The NCI in acquired businesses are measured at fair value at the date of acquisition and are separately presented within stockholders' equity, distinct from equity attributable to Dole. Each reporting period, net income (loss) and comprehensive income (loss) of consolidated subsidiaries in which NCI are held are attributed to that NCI based on their equity interest in each consolidated subsidiary.
Contingent consideration is recognized and measured at fair value at the acquisition date. Any obligation of the Company to pay contingent consideration in connection with a business combination is classified as a liability as required by Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity; otherwise, it is classified as equity. Post-combination accounting for contingent consideration is impacted by its initial classification. When it is classified as a liability, it is remeasured at each reporting date at fair value, and any changes in fair value are reported within earnings. When it is classified as equity, the contingent consideration is not subsequently remeasured, and its settlement is accounted for within equity. Dole’s contingent consideration represents the provision for the net present value of the amounts expected to be payable for acquisitions which are subject to earn-out arrangements and is expected to be paid between 2026 and 2027.

Contingencies: Estimated losses from contingencies are recognized at fair value if it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of that loss can be reasonably estimated. Gain contingencies are not recognized until realized. Judgment is used to assess whether a loss contingency is probable and estimable, and actual results may differ from that estimate. See Note 19 “ Contingencies” for further detail on the Company’s contingencies.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Adopted
ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances certain income tax disclosure requirements, including additional disclosure related to the income tax rate reconciliation and income taxes paid. The amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. Dole adopted the updated disclosure guidance for the annual reporting period beginning January 1, 2025. The amendments in this update were applied prospectively. Refer to Note 9 “Income Taxes” for the Company’s income tax disclosures.
New Accounting Pronouncements Not Yet Adopted
ASU 2024-03 and ASU 2025-01 – Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances interim and annual disclosure requirements of certain costs and expenses, including the disaggregation of each relevant expense caption of the income statement into certain expense categories, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities. Additionally, the FASB issued ASU 2025-01 in January 2025, to clarify the effective date. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.
ASU 2025-06 – Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which requires eligible software costs to start being capitalized once management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The ASU also supersedes existing website development costs guidance. The amendments in this update are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.
ASU 2025-09 – Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies certain hedge accounting guidance and addresses incremental hedge accounting issues resulting from reference rate reform. The amendments in this update address the following hedge accounting issues:
1.Similar risk assessment for cash flow hedges
2.Hedging forecasted interest payments on choose-your-rate debt instruments
3.Cash flow hedges of nonfinancial forecasted transactions
4.Net written options as hedging instruments
5.Foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge)
The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.

ASU 2025-10 – Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which defines government grants and establishes recognition, measurement and presentation guidance for government grants received by business entities, including a grant related to an asset and a grant related to income. The amendments in the update require that received government grants should not be recognized until it is probable that a business entity will comply with the conditions of the grant, the grant will be received and the business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in this update are effective for interim and annual periods beginning after December 15, 2028, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.
NOTE 4 — ACQUISITIONS AND DIVESTITURES
Vegetables Exit Process
On August 1, 2025, the Company entered into the Vegetables Transaction with OG Holdco, pursuant to which Dole agreed to sell the Fresh Vegetables division to OG Holdco for an aggregate purchase price of approximately $140.0 million comprising of approximately $90.0 million in cash and $50.0 million in the form of a non-contingent seller note (“seller note”) (collectively, the “Purchase Price”), and a $10.0 million potential earn-out payment (“earn-out”). The seller note accrues interest quarterly (5.0% paid-in-kind) and the outstanding principal is due on December 31, 2030 with no prepayment penalty. The earn-out is contingent on the Fresh Vegetables division meeting certain return on investment (“ROI”) targets over a 4-year period beginning in fiscal year 2027. The cash portion of the Purchase Price is subject to customary adjustments for net working capital, cash and indebtedness. On August 5, 2025 (“closing date”), the Vegetables Transaction closed and the Company completed the Vegetables exit process.
The carrying value of net assets and noncontrolling interests sold (the “disposal group”) of the Fresh Vegetables division amounted to $141.8 million, including cash of $28.0 million, comprising substantially all of the assets and liabilities of the former Fresh Vegetables reportable segment. Total estimated consideration of the Purchase Price (including estimates of net working capital, cash and indebtedness) and the earn-out was recorded at fair value of $144.2 million, of which $11.0 million was allocated to lease transactions for the right to use certain cooler facilities (“cooler facilities”) for up to five years which were excluded from the disposal group. The seller note was recorded at fair value by assessing the expected future cash flows and discounting to net present value. The Company performed a probability assessment of the likelihood of the disposal group meeting the established ROI targets based on historical performance and forecasted earnings to record the earn-out at fair value. The aggregate total estimated fair value of the seller note and earn-out was $40.0 million as of the closing date based on unobservable (Level 3) inputs.
The Company recognized a pre-tax loss on the disposal of the Fresh Vegetables division of $14.7 million which includes $6.1 million of transaction costs. The pre-tax loss is included in loss from discontinued operations, net of tax, in the consolidated statements of operations for the year ended December 31, 2025. The total income tax impact of the Vegetables Transaction, including the release of deferred tax liabilities associated with the disposal group as a result of the Vegetables Transaction being structured as an asset sale, is a net income tax benefit of $3.5 million, included within the income tax benefit of discontinued operations in the year ended December 31, 2025.
Total cash inflows from the Vegetables Transaction were $68.0 million, adjusted for estimated net working capital adjustments, indebtedness items and amounts held in escrow, and is also net of transaction costs paid. The net cash inflow is included in continuing operations proceeds from the sale of businesses in the consolidated statements of cash flows.
The cooler facilities, along with certain leases, employee-related and legal liabilities, were excluded from the disposal group of the Vegetables Transaction. The cooler facilities are being leased back to the Buyer through the terms of the Vegetables Transaction. The excluded assets and liabilities have been reclassified as held and used in continuing operations in the consolidated balance sheets for all periods presented. The property, plant and equipment, net and operating lease right-of-use assets associated with the excluded assets and liabilities have been reclassified as held and used at the lower of carrying amount (adjusted for depreciation and amortization had these assets been continuously classified as held and used) and fair value, resulting in aggregate impairment charges of $8.2 million, included in impairment and asset write-downs of property, plant and equipment and lease assets in the consolidated statements of operations for the year ended December 31, 2025.

The Fresh Vegetables division first met the held-for-sale criteria in the three months ended March 31, 2023 and the Company determined that it would represent a strategic shift that would have a material effect on the Company’s operations and results. As such, the results of the Fresh Vegetables division have been classified as discontinued operations in the consolidated statements of operations for the periods presented, and its related assets and liabilities have been classified as held for sale in the consolidated balance sheets as of March 31, 2023 and onwards. As a result, depreciation on property, plant and equipment and amortization on operating lease right-of-use assets have ceased as of March 31, 2023. The total amount of depreciation and amortization not recorded from March 31, 2023 to closing date was $103.6 million. In accordance with held for sale disposal group measurement guidance, an after-tax cumulative loss of $123.5 million (gross cumulative loss of $165.8 million less a deferred tax credit of $42.3 million) has been recorded prior to the closing date to adjust the carrying amount of the Fresh Vegetables division to its estimated fair value, less costs to sell. The after-tax impact of this loss in the year ended December 31, 2025 was $45.3 million (gross loss of $60.9 million net of a deferred tax credit of $15.5 million). The estimated fair value was based on ongoing negotiations with potential market participants and therefore utilizes unobservable (Level 3) inputs.
Dole does not anticipate having significant continuing involvement with the Fresh Vegetables division with the exception of limited transition services arrangements that are not expected to be material to Dole’s continuing operations. Any subsequent transactions with the Buyer will be at arms-length terms.
The following tables present the results of the Fresh Vegetables division as reported in (loss) income from discontinued operations, net of income taxes, in the consolidated statements of operations and the carrying value of assets and liabilities as presented within discontinued operations assets and liabilities held for sale in the consolidated balance sheets.

	Year Ended
	December 31, 2025 [4]	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Revenues, net	$575,855	$1,110,324	$1,143,239
Cost of sales	(534,490)	(1,002,783)	(1,102,761)
Gross profit (loss)	41,365	107,541	40,478
Selling, marketing, general and administrative expenses	(27,090)	(46,220)	(45,872)
Transaction costs	(279)	(3,000)	(11,491)
(Loss) gain on asset sales, net of asset write-downs of property, plant and equipment	31	(520)	50
Operating income (loss) from discontinued operations	14,027	57,801	(16,835)
Other income, net	228	902	821
Net interest expense[1]	74	(1,578)	(6,284)
Income (loss) from discontinued operations before income taxes	14,329	57,125	(22,298)
Loss on disposal of business and classification as held for sale before income taxes[2]	(75,622)	(104,886)	—
Total loss from discontinued operations before income taxes	(61,293)	(47,761)	(22,298)
Income tax benefit[3]	15,415	19,053	452
Less: (Income) loss from discontinued operations attributable to noncontrolling interests	(81)	(172)	28
Loss from discontinued operations, net of income taxes	$(45,959)	$(28,880)	$(21,818)
1 Net interest expense presented within discontinued operations is net of interest income.
2 Loss on disposal of business and classification as held for sale before income taxes includes the loss on disposal of $14.7 million and the loss upon classification as held for sale of $60.9 million for the year ended December 31, 2025.
3 Income tax benefit for the year ended December 31, 2025 includes a net benefit (expense) of $3.5 million from the Transaction, comprised of a $7.1 million income tax expense related to the disposal and $10.6 million income tax benefit upon release of the deferred tax liabilities associated with the disposal group due to the Transaction being structured as an asset sale.
4 Represents results up to the closing date of the Fresh Vegetables transaction, including the financial effects of the Vegetables Transaction.

December 31, 2024

ASSETS
Cash and cash equivalents	$1,702
Current receivables, net[1]	12,182
Inventories, net	32,181
Prepaid expenses and other current assets	3,942
Property, plant and equipment, net	210,235
Operating lease right-of-use assets	111,663
Other noncurrent assets	14,971
Loss recognized on classification as held for sale	(104,886)
Total Fresh Vegetables assets held for sale	281,990
Fresh Vegetables current assets held for sale	281,990
Fresh Vegetables non-current assets held for sale	—
Total Fresh Vegetables assets held for sale	$281,990
LIABILITIES
Accounts payable	$61,641
Accrued and other current liabilities	69,057
Operating lease liabilities	69,020
Deferred tax liabilities, net	14,669
Other long-term liabilities	—
Total Fresh Vegetables liabilities held for sale	214,387
Fresh Vegetables current liabilities held for sale	214,387
Fresh Vegetables non-current liabilities held for sale	—
Total Fresh Vegetables liabilities held for sale	$214,387
1As of December 31, 2024, Fresh Vegetables sold its trade receivables under the facility with recourse provisions described in Note 8 “Receivables and Allowances for Credit Losses”, amounting to $62.2 million. Prior to the closing date, Fresh Vegetables’ position under the facility was settled and these receivables were included within the disposal group.
Sale of Progressive Produce
On February 27, 2024, Dole entered into the Progressive Transaction pursuant to which Dole agreed to sell its 65.0% stake in the Progressive Produce business to PTF Holdings. The Progressive Produce business was reported within the Diversified Fresh Produce – Americas and ROW reportable segment. For the year ended December 31, 2024, Dole recognized net cash proceeds of $117.8 million and a gain on the sale of $75.9 million, included within gain on disposal of businesses in the consolidated statements of operations. The carrying amount of net assets sold amounted to $41.9 million, including allocated goodwill of $36.0 million. During the years ended December 31, 2024 and December 31, 2023, Progressive Produce comprised $77.9 million and $426.4 million, respectively of Dole’s consolidated net revenue. Associated transaction costs were not material. During the year ended December 31, 2025, Dole recognized an incremental gain on the sale of $0.4 million related to amounts that were released from escrow.
Port Sale Transaction
On December 13, 2025, a subsidiary of the Company entered into a series of sales and purchases agreements that, if and when completed, will result in the sale of 100% of the membership interests in the Company’s port properties and associated operations in Guayaquil, Ecuador (the “Ecuadorian Port Business”), to Terminal Investment Limited Holding S.A. (the “Port Buyer”) (collectively referred to herein as the “Port Sale Transaction”). Net cash proceeds of the Port Sale Transaction, after costs and customary transaction completion adjustments, are expected to be approximately $75.0 million.

The sales and purchase agreements for the Port Sale Transaction contain customary representations, warranties, covenants and indemnification provisions, and the consummation of the Port Sale Transaction is subject to regulatory approvals under the laws of Ecuador. The Port Transaction is expected to close in 2026 at a net gain. The Company is expected to continue to utilize the Ecuadorian Port Business after closing pursuant to an agreement with the Port Buyer to provide terminal services on arm’s length terms, including the loading and discharging of containers.

As a result of the planned disposal of Ecuadorian Port Business, its assets and liabilities (“Port disposal group”) have been reclassified into held for sale as of December 31, 2025. See Note 11 “Assets Held for Sale and Actively Marketed Property” for additional detail.
Other Acquisitions and Divestitures
The Company normally engages in acquisitions to grow its business and product offerings and in divestitures to align with Dole’s long-term strategy. Other acquisitions and divestitures of subsidiaries in the years ended December 31, 2025, December 31, 2024 and December 31, 2023 were not material.
See Note 22 “Investments in Unconsolidated Affiliates” for additional detail on acquisitions and divestitures related to investments in unconsolidated affiliates.
NOTE 5 — REVENUE
The following table presents the Company's disaggregated revenue by similar types of products and services for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Diversified produce	$5,704,242	$5,227,569	$5,156,386
Tropical fruit	3,079,111	2,891,836	2,697,228
Health foods and consumer goods	161,810	144,049	137,000
Commercial cargo	188,642	177,909	184,944
Other	39,102	33,980	69,710
Total revenue, net	$9,172,907	$8,475,343	$8,245,268
The following table presents the Company's disaggregated revenue by channel for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Third party revenue:	(U.S. Dollars in thousands)
Retail	$5,217,039	$4,728,488	$4,819,832
Wholesale	3,135,467	2,962,426	2,564,747
Food service	466,564	469,439	497,687
Commercial cargo	188,642	177,909	184,944
Other	15,049	10,685	50,416
Revenue from sales to unconsolidated affiliates	150,146	126,396	127,642
Total revenue, net	$9,172,907	$8,475,343	$8,245,268
NOTE 6 — SEGMENTS
Accounting for the exit from the Fresh Vegetables division, Dole has the following three reportable segments, which align with the manner in which the business is managed: Fresh Fruit, Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW. The Company’s reportable segments are based on (i) financial information reviewed by the CODM, defined as the CEO and COO, (ii) internal management and related reporting structures and (iii) the basis upon which the CODM assesses performance and allocates resources.
Fresh Fruit: The Fresh Fruit reportable segment primarily sells bananas, pineapples and plantains which are sourced from Dole-owned and leased farms or local growers, predominately located in Latin America, and sold throughout North America, Europe, Latin America and Asia. This segment also operates a commercial cargo business, which offers available capacity to transport third party cargo on company-owned vessels that are primarily used internally for transporting bananas and pineapples between Latin America, North America and Europe.

Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, United Kingdom (“U.K.”), Swedish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, e-commerce and food service channels across the European marketplace.
Diversified Fresh Produce – Americas & ROW: The Diversified Fresh Produce – Americas & ROW reportable segment includes Dole’s United States (“U.S.”), Canadian, Mexican, Chilean, Peruvian and Argentinian businesses, all of which market globally and locally-sourced fresh produce, including avocados, kiwis, apples, berries and cherries, from third-party growers or Dole-owned farms to wholesale, retail-oriented marketing and specialist businesses.
Segment performance is evaluated based on a variety of factors, of which revenue and adjusted earnings before interest expense, income taxes and depreciation and amortization (“Adjusted EBITDA”) are the financial measures regularly reviewed by the CODM. The CODM uses Revenue and Adjusted EBITDA in assessing the performance of each segment. Revenue and Adjusted EBITDA are used to monitor budget versus actual operating results to evaluate the performance of a segment, make decisions on capital and operating funding, consider opportunities to increase profitability and establish management’s compensation. Management does not use assets by segment to evaluate performance or allocate resources. Therefore, assets by segment are not disclosed.
All transactions between reportable segments are eliminated in consolidation.
Adjusted EBITDA is reconciled below to net income by (1) adding the income or subtracting the loss from discontinued operations, net of income taxes; (2) subtracting the income tax expense or adding the income tax benefit; (3) subtracting interest expense; (4) subtracting depreciation charges; (5) subtracting amortization charges on intangible assets; (6) subtracting mark to market losses or adding mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the years ended December 31, 2025, December 31, 2024 and December 31, 2023, included subtracting impairment charges on goodwill, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, adding the gain or subtracting the loss on the disposal of business interests, adding the gain or subtracting the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, subtracting impairment charges or held for sale classification losses on property, plant and equipment and lease assets, adding interest income on deferred transaction consideration, subtracting acquisition and transaction costs, subtracting restructuring charges and costs for legal matters not in the ordinary course of business, subtracting debt refinancing expenses and subtracting costs incurred for the cyber-related incident; and (8) the Company’s share of these items from equity method investments.

The following tables provide revenue, other segment items and Adjusted EBITDA by reportable segment:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Segment Revenue	(U.S. Dollars in thousands)
Fresh Fruit	$3,615,127	$3,293,527	$3,135,866
Diversified Fresh Produce – EMEA	4,016,573	3,608,692	3,432,945
Diversified Fresh Produce – Americas & ROW	1,656,207	1,686,281	1,800,168
Total segment revenue	9,287,907	8,588,500	8,368,979
Intersegment revenue	(115,000)	(113,157)	(123,711)
Total consolidated revenue, net	$9,172,907	$8,475,343	$8,245,268

Segment Adjusted EBITDA:[1]
Fresh Fruit	$189,842	$214,848	$208,930
Diversified Fresh Produce – EMEA	149,981	131,504	133,570
Diversified Fresh Produce – Americas & ROW	55,553	45,851	42,618
Adjustments:
Income tax expense	(71,003)	(75,649)	(43,591)
Interest expense	(66,541)	(72,264)	(81,113)
Depreciation	(105,559)	(91,262)	(93,970)
Amortization of intangible assets	(7,102)	(7,556)	(10,198)
Mark to market gains (losses)	(18,753)	10,139	(2,524)
Gain on asset sales	12,254	125	52,495
Gain on disposal of businesses	606	76,417	—
Cyber-related incident	—	—	(5,321)
Impairment of goodwill	—	(36,684)	—
Insurance proceeds, net of asset write-downs	16,812	2,878	(3,205)
Impairment of property, plant and equipment and lease assets	(10,611)	(740)	—
Restructuring and costs for legal matters	(3,786)	(459)	—
Debt refinancing expenses	(3,182)	—	—
Other items	(1,115)	7	287
Items in equity method earnings:
Dole’s share of depreciation	(7,911)	(6,397)	(7,224)
Dole’s share of amortization	(684)	(2,201)	(2,513)
Dole’s share of income tax expense	(6,993)	(4,858)	(5,826)
Dole’s share of interest expense	(4,673)	(3,806)	(5,348)
Dole’s share of gain on disposal of businesses	11,176	—	—
Dole’s share of other items	(377)	(7,594)	460
Income from continuing operations	127,934	172,299	177,527
Loss from discontinued operations, net of income taxes	(45,959)	(28,880)	(21,818)
Net income	$81,975	$143,419	$155,709
1 The difference between Segment Revenue and Segment Adjusted EBITDA is other segment items for each segment. Other segment items for each segment include the following: 1) cost of sales, inclusive of intersegment amounts and exclusive of depreciation and mark-to-market activity as defined above; 2) selling, marketing, general and administrative expenses, exclusive of depreciation, amortization and restructuring and legal costs not in the normal course of business; 3) gain on asset sales for disposals of property, plant and equipment that do not qualify as assets held for sale or actively marketed property or sales-type leases; 4) impairment and asset write-downs of property, plant and equipment that are not extraordinary in nature; 5) other (expense) income, net, exclusive of debt refinancing expenses, acquisition and transaction costs and mark-to-market activity as defined above; 6) interest income, exclusive of interest income on deferred transaction consideration; and 7) equity method earnings, exclusive of the Company’s share of depreciation, amortization, income taxes, interest and other items. Other segment items are not regularly provided to and not regularly reviewed by the CODM. The CODM uses budgeted, forecasted and consolidated expense information when reviewing performance. In the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Fresh Fruit other segment items were $3.4 billion, $3.1 billion and $2.9 billion, respectively. In the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Diversified Fresh Produce – EMEA other segment items were $3.9 billion, $3.5 billion and $3.3 billion, respectively. In the years ended December 31, 2025, December 31, 2024 and December 31, 2023, Diversified Fresh Produce – Americas & ROW other segment items were $1.6 billion, $1.6 billion and $1.8 billion, respectively.
Country of Domicile and Geographic Disclosures
The Company is headquartered and domiciled in Ireland. Revenue by geographic location based on the end customer for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
United States	$3,118,076	$2,948,843	$3,189,105
U.K.	1,037,963	938,389	858,652
Spain	783,179	686,951	659,072
Sweden	676,417	618,443	598,801
Ireland	476,245	474,745	445,395
Other	3,081,027	2,807,972	2,494,243
Total revenue, net	$9,172,907	$8,475,343	$8,245,268
Long-lived assets are comprised of property, plant and equipment, net. Long-lived assets by geographic location as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Costa Rica	$227,426	$238,845
Vessels and containers on-the-water or in-transit	224,485	241,713
Honduras	117,795	104,941
United States	117,345	134,460
Chile	103,928	108,159
Sweden	47,540	29,539
Ecuador	42,781	84,741
U.K.	42,302	41,562
Czech Republic	32,550	28,983
Spain	29,649	25,555
Ireland	23,763	20,800
Denmark	22,963	21,767
Other	49,129	39,301
Total long-lived assets	$1,081,656	$1,120,366

NOTE 7 — OTHER (EXPENSE) INCOME, NET
Included in other (expense) income, net, in Dole’s consolidated statements of operations were the following items:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Rental income	$6,539	$8,011	$8,633
Non-cash realized gain on foreign currency denominated borrowings	5,095	—	—
Unrealized (loss) gain on foreign currency denominated borrowings	(26,495)	10,784	(5,467)
Realized (loss) gain on fair value hedges	(1,297)	(116)	639
Unrealized gain (loss) on fair value hedges	521	(1,471)	(843)
Unrealized gain on interest rate swaps	271	—	—
Gain on investments	1,804	1,219	1,872
Non-service components of net periodic pension (cost) income	(2,822)	428	(1,721)
Gain on contingent consideration	1,601	152	91
Debt refinancing expenses	(3,182)	—	—
Insurance proceeds	15,837	—	—
Other	554	1,588	1,595
Other (expense) income, net	$(1,574)	$20,595	$4,799
NOTE 8 — RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES
Trade Receivables
Trade receivables as of December 31, 2025 and December 31, 2024 were $539.8 million and $473.5 million, net of allowances for credit losses of $20.6 million and $19.5 million, respectively. Trade receivables are also recorded net of allowances for sales deductions under the scope of ASC 606, Revenue from Contracts with Customers.
As a result of Dole’s robust credit monitoring practices, the industry in which it operates and the nature of its customer base, the credit losses associated with trade receivables have historically not been significant in comparison to net revenue and gross trade receivables. The allowance for credit losses on trade receivables is measured on a collective pool basis, when the Company believes similar risk characteristics exist among customers. Trade receivables that do not share similar risk characteristics are evaluated on a case-by-case basis. Dole estimates expected credit losses based on ongoing monitoring of customer credit, macroeconomic indicators and historical credit losses based on customer and geographic region.

A rollforward of the allowance for credit losses for trade receivables for the years ended December 31, 2025 and December 31, 2024 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$(18,360)
Net impact from acquisitions and divestitures	370
Additional provisions in the period	(13,606)
Recoveries of amounts previously reserved	8,975
Balance sheet write-offs	2,515
Balance sheet reclassifications	(344)
Foreign exchange impact	957
Balance as of December 31, 2024	(19,493)
Additional provisions in the period	(7,366)
Recoveries of amounts previously reserved	4,703
Balance sheet write-offs	2,328
Balance sheet reclassifications	646
Foreign exchange impact	(1,376)
Balance as of December 31, 2025	$(20,558)
Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions in which Dole’s maximum financial loss is limited to a percentage of receivables sold under the arrangements. In May 2025, the Company amended and extended its arrangement with Rabobank, which contains such recourse provisions, with the revised end date of May 7, 2028. Dole derecognizes all sold receivables from the consolidated balance sheets, as it accounts for the transfers as sales under ASC 860, Transfers and Servicing.
Total facility amounts under these recourse trade receivable arrangements were $255.0 million as of December 31, 2025. Total facility amounts under other non-recourse trade receivables arrangements were $30.0 million as of December 31, 2025 and December 31, 2024. The facilities mature on May 7, 2028.
For those arrangements with recourse provisions, a recourse liability is recorded at fair value and remeasured quarterly to take into account activity during the period, as well as changes in the estimate for anticipated credit losses. Changes in the recourse liability’s value attributable to revised estimates of anticipated credit losses have been and are expected to be immaterial, as the underlying receivables are short-term and do not have a high credit risk profile. The valuation of the recourse liability falls within Level 3 of the fair value hierarchy.
As of December 31, 2025, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively. As of December 31, 2024, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $21.4 million and $255.0 million, respectively. The carrying amount of the related recourse liability for the facilities with recourse provisions was $5.3 million and $3.3 million as of December 31, 2025 and December 31, 2024, respectively. This balance is recorded within accrued liabilities in the consolidated balance sheets.
During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company sold a total of $3.5 billion, $3.2 billion and $3.9 billion, respectively, of trade accounts receivables under these programs in exchange for cash for the face value of the sold receivables. The fees associated with the sales of such receivables are recorded in interest expense in the consolidated statements of operations and were $13.2 million, $16.3 million and $14.6 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023. The Company continues to service sold receivables, and the fair value of any resulting servicing liability is immaterial.
Grower Advances
Dole makes cash advances and materials advances to third-party growers for various production needs, including labor, fertilization, irrigation, pruning and harvesting costs, and additionally incurs other supply chain costs on behalf of third-party growers that are recorded as grower advance receivables. Some of these advances are secured by collateral owned by the growers.

Grower advances are categorized as either working capital advances or term advances. Working capital advances are made to the growers during a normal seasonal growing cycle to support operational working capital needs. These advances are short-term in nature and are intended to be repaid with excess cash proceeds from the current crop harvest. Short-term grower loans and advances, whether secured or unsecured, are classified as grower advance receivables, net, in the consolidated balance sheets.
Term advances are made to support longer-term grower investments. These advances are long-term in nature, are typically secured by long-term grower assets and usually involve a long-term supply agreement for the marketing of fruit. These advances typically have structured repayment terms which are payable over the term of the advance or supply agreement with excess cash proceeds from the crop harvest, after payment of any outstanding working capital advances. The term of supply agreements and term advances is generally one to ten years. The current portion of term advances is classified as grower advance receivables, net, and the non-current portion of term advances is classified as other assets in the consolidated balance sheets.
Both working capital advances and term advances may bear interest. Accrued interest on these arrangements has not historically been significant to the financial statements.
The following table summarizes growers advances as of December 31, 2025 and December 31, 2024 based on whether the advances are secured or unsecured:

	December 31, 2025		December 31, 2024
	Short-Term	Long-Term	Short-Term	Long-Term

	(U.S. Dollars in thousands)
Secured gross advances to growers and suppliers	$98,473	$18,501	$54,864	$22,762
Allowance for secured advances to growers and suppliers	(17,413)	(3,668)	(13,217)	(3,282)
Unsecured gross advances to growers and suppliers	82,868	6,107	79,396	5,792
Allowance for unsecured advances to growers and suppliers	(20,502)	(4,679)	(16,087)	(4,463)
Net advances to growers and suppliers	$143,426	$16,261	$104,956	$20,809
Of the $159.7 million and $125.8 million of net advances to growers and suppliers as of December 31, 2025 and December 31, 2024, $9.3 million and $12.6 million was considered past due, respectively.
A rollforward of the allowance for expected credit losses related to grower advances for the years ended December 31, 2025 and December 31, 2024 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2023	(25,531)
Net impact from acquisitions and divestitures	2,174
Additional provisions in the period	(19,028)
Recoveries of amounts previously reserved	4,766
Write-offs	39
Balance sheet reclassifications	452
Foreign exchange impact	79
Balance as of December 31, 2024	(37,049)
Additional provisions in the period	(11,295)
Recoveries of amounts previously reserved	1,733
Write-offs	166
Balance sheet reclassifications	242
Foreign exchange impact	(60)
Balance as of December 31, 2025	$(46,263)

Other Receivables
Other receivables, net, are recognized at net realizable value, which reflects the net amount expected to be collected. Current and non-current balances of other receivables are included in other receivables, net, and other assets, respectively, in the consolidated balance sheets. Other receivables primarily comprise VAT receivables, hedging receivables, other receivables from government and tax authorities and non-trade receivables from customers, suppliers and other third parties. Based on the nature of these agreements, the timing of collection is dependent on many factors, including government legislation and the timing of settlement of the contract or arrangement.
Other receivables as of December 31, 2025 and December 31, 2024 were $143.9 million and $143.6 million, net of allowances for credit losses of $21.7 million and $19.8 million, respectively. Of these amounts outstanding, VAT receivables represent $44.3 million and $39.6 million, net of allowances of $13.8 million and $13.9 million, respectively. VAT receivables are primarily related to purchases by production units and are refunded by certain taxing authorities. As of December 31, 2025 and December 31, 2024, the allowance related to non-trade receivables from customers, suppliers and other third parties was not material.

NOTE 9 — INCOME TAXES

The following table presents a reconciliation of the Irish federal statutory income tax rate of 12.5%, the trading income tax rate of the Company’s country of domicile, to the Company’s effective income tax rate for the year ended December 31, 2025. The reconciliation is disaggregated by nature of reconciling item and by jurisdiction, where applicable.

Component	Income from continuing operations before income taxes and equity earnings	Tax Effect	Rate Effect
	(U.S. Dollars in thousands)	(U.S. Dollars in thousands)
Ireland Statutory Rate	168,223	21,028	12.50%
Ireland
Effect of cross border tax laws
Pillar 2- income inclusion		3,356	2.00%
Nontaxable and nondeductible items		(294)	(0.17)%
Income not subject to income tax due to tonnage tax		(3,187)	(1.89)%
Change in valuation allowance		275	0.16%
Withholding taxes		745	0.44%
Other		(20)	(0.01)%
Foreign tax effects:
Bermuda
Nondeductible expenses		1,996	1.19%
Other		26	0.02%
Chile
Effect of rates different than statutory		3,449	2.05%
Change in valuation allowance		1,788	1.06%
Foreign currency remeasurement effects		(3,171)	(1.88)%
Other		281	0.17%
Costa Rica
Effect of rates different than statutory		3,355	1.99%
Foreign currency remeasurement effects		(1,733)	(1.03)%
Branch profits tax		1,798	1.07%
Other		(662)	(0.39)%
Ecuador
Effect of rates different than statutory		2,103	1.25%
Other		271	0.16%

Component	Income from continuing operations before income taxes and equity earnings	Tax Effect	Rate Effect
	(U.S. Dollars in thousands)	(U.S. Dollars in thousands)
Spain
Effect of rates different than statutory		4,067	2.42%
Other		(828)	(0.49)%
U.K.
Effect of rates different than statutory		1,658	0.99%
Other		812	0.48%
Honduras
Losses with no tax benefit		4,808	2.86%
Nontaxable insurance proceeds		(5,083)	(3.02)%
Nondeductible expenses		1,789	1.06%
Other		984	0.59%
Mexico
Losses with no tax benefit		1,202	0.71%
Other		(641)	(0.38)%
Sweden
Effect of rates different than statutory		1,328	0.79%
Other		990	0.59%
U.S.
State and local income taxes		1,905	1.13%
Effect of rates different than statutory U.S. branches		(2,632)	(1.56)%
Subpart F income net of foreign tax credit		1,526	0.91%
Base erosion tax		2,262	1.34%
Change in valuation allowance		19,179	11.40%
Other		1,436	0.85%
Canada		2,691	1.60%
Germany		2,642	1.57%
Other foreign jurisdiction		3,925	2.33%
Worldwide changes in unrecognized tax benefits		(4,421)	(2.63)%
	$168,223	$71,003	42.21%

The differences between the reported income tax expense (benefit) and income tax expense (benefit) computed at the Irish statutory income tax rate of 12.5%, the trading income tax rate of the Company’s country of domicile, for the years ended December 31, 2024 and December 31, 2023, are explained in the following reconciliation:

	Year Ended
	December 31, 2024	December 31, 2023

Expense (benefit) computed at the Irish statutory rate of 12.5%	$29,955	$25,741
Effects of:
Foreign income taxed at different rates	35,969	26,471
Nondeductible goodwill impairment	4,526	—
Foreign currency remeasurement effects	(2,512)	(7,632)
Change in valuation allowances	(7,961)	(15,366)
Expenses not deductible for income tax purposes	7,289	3,393
Income not taxable	(1,179)	(1,962)
Interest expense not deductible for income tax purposes	830	—
Changes in unrecognized tax benefits, net of indirect effects	5,123	(2,349)
Changes in estimates made in respect of prior periods	3,609	15,307
Other items	—	(12)
Income tax expense (benefit)	75,649	43,591

The Company paid income taxes in the following jurisdictions for the year ended December 31, 2025:

Year Ended
December 31, 2025
(U.S. Dollars in thousands)
Ireland	$1,951
Foreign
Costa Rica	7,144
Chile	8,476
Ecuador	8,225
Spain	7,866
U.S. - Federal	37,144
Other	29,294
Total foreign	$98,149
Total	$100,100

The Company is subject to income taxation in Ireland, the United States, state jurisdictions, and various foreign jurisdictions. The following table presents income tax expense (benefit) by selected jurisdiction for each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Current tax expense (benefit):	(U.S. Dollars in thousands)
Ireland	$4,636	$657	$(92)
U.S.	10,691	25,847	18,884
Foreign - excluding the U.S. and Ireland	42,701	66,733	37,399
	58,028	93,237	56,191
Deferred tax expense (benefit):
Ireland	(1,565)	163	(235)
U.S.	11,879	(5,916)	(4,562)
Foreign - excluding the U.S. and Ireland	2,661	(11,835)	(7,803)
	12,975	(17,588)	(12,600)
	$71,003	$75,649	$43,591

Income (loss) from continuing operations before income taxes and equity earnings consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Ireland	$23,526	$120	$(13,119)
U.S.	(4,393)	37,856	41,798
Foreign - excluding the U.S. and Ireland	149,090	201,664	177,248
	$168,223	$239,640	$205,927
Deferred tax expense (benefit) expense recognized directly in other comprehensive income (loss) and equity method earnings was as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Pension and postretirement benefits	$(2,450)	$(4,527)	$(3,549)
Derivatives	(6,892)	(578)	(5,213)
Equity method	—	—	138
Total deferred tax (benefit) recognized in other comprehensive income (loss) and equity method earnings	$(9,342)	$(5,105)	$(8,624)

The following table provides details of the principal components of our deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Deferred tax assets:	(U.S. Dollars in thousands)
Other intangible assets	$476	$1,154
Property, plant and equipment	38,077	37,652
Operating lease liabilities	28,283	47,586
Accounts payable and accrued liabilities	37,511	30,503
Pension and postretirement benefits	27,344	27,222
Operating loss carry-forwards	131,222	121,788
Tax credit carry-forwards	2,387	1,904
Investments in unconsolidated affiliates	1,074	980
Other	23,770	18,817
Total deferred tax assets	290,144	287,606
Valuation allowances	(89,133)	(64,424)
Offset against deferred tax liabilities	(112,342)	(140,698)
Total deferred tax assets, net	$88,669	$82,484
Deferred tax liabilities:
Other intangible assets	$5,264	$7,382
DOLE® brand	76,570	76,570
Property, plant and equipment	76,238	80,737
Operating lease right-of-use assets	27,909	46,997
Accounts payable and accrued liabilities	7,869	4,294
Pension and postretirement benefits	6,569	5,923
Investments in unconsolidated affiliates	202	152
Other	1,821	3,355
Total deferred tax liabilities	202,442	225,410
Offset against deferred tax assets	(112,342)	(140,698)
Total deferred tax liabilities, net	$90,100	$84,712
As of December 31, 2025, Dole had approximately $1.1 billion of operating loss carryforwards expiring as follows:

	Ireland	U.S.	Foreign (excluding U.S. and Ireland)	Total

	(U.S. Dollars in thousands)
2025	$—	$10,299	$10	$10,309
2026	—	18,782	—	18,782
2027	—	23,907	150	24,057
2028	—	28,854	6,504	35,358
2029	—	20,897	2,728	23,625
2030-2045	—	491,713	6,144	497,857
Indefinite	45,224	327,608	140,637	513,469
Total	$45,224	$922,060	$156,173	$1,123,457
As of December 31, 2025, U.S. state tax credit carryforwards of $0.3 million include $0.3 million which will expire between 2026 and 2029. In addition, Dole has $2.1 million of U.S. federal foreign tax credit carryforwards. If unused, $0.7 million will expire in 2029, $0.3 million will expire in 2032, $0.1 million will expire in 2033, $0.4 million will expire in 2034 and $0.6 million will expire in 2035.

The following table presents the movement in the valuation allowance for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2022	$90,945
Increase recognized in the income statement	8,036
Decrease recognized in the income statement	(23,402)
Translation adjustments	(117)
Balance as of December 31, 2023	75,462
Increase recognized in the income statement	1,156
Decrease recognized in the income statement	(9,117)
Translation adjustments	(3,077)
Balance as of December 31, 2024	64,424
Increase recognized in the income statement	25,077
Current Year Reclass from Discontinued Operations	4,065
Decrease recognized in the income statement	(5,157)
Translation adjustments	724
Balance as of December 31, 2025	$89,133
The valuation allowance increased by $24.7 million in the year ended December 31, 2025 and decreased by $11.0 million in the year ended December 31, 2024, and $15.5 million in the year ended year ended December 31, 2023. The 2025 increase includes a net increase of $19.9 million recognized in the consolidated statements of operations, a $4.1 million increase from discontinued operations and $0.7 million increase of exchange rate translation adjustments.
Dole is an Irish holding company that operates a significant number of foreign subsidiaries. As of December 31, 2025, the Company had not recognized a deferred tax liability on approximately $719.7 million of undistributed earnings for certain foreign subsidiaries, because these earnings are intended to be indefinitely reinvested. If such earnings were distributed, some countries may impose additional taxes. The unrecognized deferred tax liability (the amount payable if distributed) is approximately $75.1 million. Dole recognizes deferred tax assets on potential foreign tax credits expected to be generated by the repatriation of undistributed earnings only when the repatriation has occurred or is apparent to occur in the foreseeable future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2022	$10,733
Decreases due to lapse of statute of limitations	(2,952)
Translation adjustments	212
Balance as of December 31, 2023	7,993
Increases due to tax positions taken in the current year	5,488
Decreases due to lapse of statute of limitations	(2,992)
Translation adjustments	(267)
Balance as of December 31, 2024	10,222
Decreases due to settlements	(124)
Decreases due to tax positions taken in the current year	(360)
Decreases due to lapse of statute of limitations	(3,170)
Translation adjustments	349
Balance as of December 31, 2025	$6,917

The total of unrecognized tax benefits was $6.9 million and $10.2 million as of December 31, 2025 and December 31, 2024, respectively. If recognized, it is estimated that Dole’s effective tax rate would be affected by additional income tax benefit of $6.9 million and $8.9 million as of December 31, 2025 and December 31, 2024, respectively. The Company recognizes interest and penalties related to income taxes within income tax expense in the income statement. Dole recognized a benefit of $2.4 million for interest and penalties for the year ended December 31, 2025, an expense of $1.6 million for the year ended December 31, 2024 and a benefit of $0.4 million for the years ended December 31, 2023. A liability was recognized for accrued interest and penalties of $3.1 million and $5.5 million as of December 31, 2025 and December 31, 2024, respectively.
The tax years 2021 to 2024 remain subject to examination by taxing authorities in the United States. The tax years 2020 to 2024 remain subject to examination by taxing authorities in the U.K. The tax years 2020 to 2024 remain subject to examination by taxing authorities in Ireland, Costa Rica, Ecuador, Germany and Guatemala. The tax years 2019 to 2024 remain subject to examination by taxing authorities in Sweden and Denmark.
NOTE 10 — DETAILS OF ACCRUED LIABILITIES
Included in accrued liabilities in Dole’s consolidated balances sheets were the following items:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Amounts due to growers	$208,819	$197,745
Employee-related costs and benefits	117,367	109,564
Sales, marketing and advertising	19,819	11,480
Shipping related costs	34,793	45,153
Materials and supplies	20,436	12,529
Accrued interest	2,277	3,520
Deferred income	49,394	2,166
Accrued capital expenditures	2,724	2,711
Professional services	8,310	7,371
Hedging liability	5,102	2,188
Recourse liability	5,275	3,104
Miscellaneous other accrued liabilities	43,673	45,614
Total accrued liabilities	$517,989	$443,145

NOTE 11 — ASSETS HELD FOR SALE AND ACTIVELY MARKETED PROPERTY
Dole continuously reviews its assets in order to identify those assets that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain assets which are classified as either held for sale or actively marketed property. The assets that have been identified are available for sale in their present condition and an active program is underway to sell the assets or properties. For property classified as held for sale, their sale is anticipated to occur during the ensuing year, while the timing of the sale of property specifically classified as actively marketed is uncertain.
Port Sale Transaction
On December 13, 2025, the Company entered into the Port Sale Transaction and committed to a plan to sell the Port disposal group, which is included in the Fresh Fruit reportable segment. As a result, the related assets and liabilities met the criteria for classification as held for sale as of December 31, 2025. Management expects the sale to be completed during 2026, subject to customary closing conditions and regulatory approval in Ecuador.
Upon classification as held for sale, the Port disposal group was measured at the lower of carrying value and fair value, less cost to sell. As of December 31, 2025, assets and liabilities held for sale related to the Port disposal group were $74.1 million and $14.0 million, respectively.
Other Assets held for sale
During the year ended December 31, 2025, Dole approved and committed to sell land and buildings in the Diversified Fresh Produce – EMEA reportable segment and transferred the related assets with a net book value of $1.7 million to assets held for sale. In the year ended December 31, 2025, Dole sold buildings in the Diversified Fresh Produce – EMEA segment with a net book value of $0.9 million at a total gain of $0.1 million. Also, during the year ended December 31, 2025, Dole sold machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.6 million at a total gain of $0.4 million.
During the year ended December 31, 2024, Dole approved and committed to selling equipment in Chile in the Diversified Fresh Produce – Americas & ROW reportable segment and Spain in the Diversified Fresh Produce – EMEA reportable segment and transferred the related assets with total net book values of $0.6 million and $0.1 million, respectively. In the year ended December 31, 2024, Dole sold assets in the Diversified Fresh Produce – EMEA reportable segment and Diversified Fresh Produce – Americas & ROW reportable segment, with a total net book value of $1.1 million, at a gain of $0.1 million.
In the year ended December 31, 2023, Dole sold two vessels and properties in Latin in the Fresh Fruit reportable segment, three properties in the U.S. in the Diversified Fresh Produce – Americas & ROW reportable segment and assets in the U.S. that were excluded from the Vegetables exit process, with a total net book value of $10.0 million, at a total gain of $20.8 million.
As of December 31, 2025 and December 31, 2024, total assets held for sale were $75.7 million and $1.4 million, respectively. A rollforward of assets held for sale for the years ended December 31, 2025 and December 31, 2024 in the consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$1,832
Additions	671
Sales	(1,069)
Foreign exchange impact	(15)
Balance as of December 31, 2024	1,419
Additions related to the Port disposal group	74,075
Other Additions	1,652
Sales	(1,482)
Foreign exchange impact	25
Balance as of December 31, 2025	$75,689

The major classes of assets related to the Port disposal group included in assets held for sale in the consolidated balance sheet as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
	(U.S. Dollars in thousands)
Trade receivables, net of allowances for credit losses	$11,075	$—
Other current assets	1,888	—
Property, plant and equipment, net of accumulated depreciation	40,055	—
Operating lease right-of-use assets	3,805	—
Goodwill	16,000	—
Other assets	1,252	—
Total Assets Held for Sale	$74,075	$—
For both the years ended December 31, 2025 and December 31, 2024, the remainder of other assets held for sale is comprised entirely of property, plant and equipment, net.
Liabilities held for sale
As of December 31, 2025, total liabilities held for sale were $14.0 million. There were no liabilities held for sale as of December 31, 2024. A rollforward of liabilities held for sale for the year ended December 31, 2025 in the consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2024	$—
Additions related to the Port disposal group	14,047
Balance as of December 31, 2025	$14,047
The major classes of liabilities related to the Port disposal group included in liabilities held for sale in the consolidated balance sheets as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
	(U.S. Dollars in thousands)
Accounts payable and accrued liabilities	$5,585	$—
Operating lease liabilities	3,814	—
Pension and postretirement benefits	4,648	—
Total Liabilities Held for Sale	$14,047	$—
There were no other liabilities held for sale.

Actively marketed property
As of December 31, 2025 and December 31, 2024, actively marketed property was $53.2 million and $45.8 million, respectively, and consisted entirely of land in Hawaii in the Fresh Fruit reportable segment. During the years ended December 31, 2025 and December 31, 2024, total reclassifications from land into actively marketed property were $10.5 million and $32.0 million respectively.
In the year ended December 31, 2025, Dole sold actively marketed Hawaii land, as well as rights to wells and an easement, with a net book value of $0.8 million, at a total gain of $7.5 million. During the year ended, December 31, 2025, Dole also recognized a $2.3 million loss upon reclassification into actively marketed property to recognize land at estimated fair value, less costs to sell. In the year ended December 31, 2024, no actively marketed property was sold. In the year ended December 31, 2023, Dole sold actively marketed Hawaii land, with net book value of $17.2 million, at a total gain of $31.7 million.

A rollforward of actively marketed property for the years ended December 31, 2025 and December 31, 2024 in the consolidated balance sheets was as follows:

.	Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$13,781
Land additions from property, plant and equipment	31,997
Balance as of December 31, 2024	45,778
Land additions from property, plant and equipment	10,540
Loss on classification as actively marketed property	(2,315)
Land sales	(772)
Balance as of December 31, 2025	$53,231

NOTE 12 — PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment were as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Land and land improvements	$513,470	$524,205
Buildings and leasehold improvements	333,400	333,536
Machinery and equipment	387,102	339,594
Computer software	92,167	77,124
Vessels and containers	253,476	206,174
Machinery and equipment and vessel containers under finance leases	79,487	100,116
Construction in progress	42,260	41,679
Property, plant and equipment, gross	1,701,362	1,622,428
Accumulated depreciation	(619,706)	(502,062)
Property, plant and equipment, net	$1,081,656	$1,120,366

There is approximately $34.2 million of property, plant and equipment, net that was excluded from the Vegetables Transaction that are being leased to third parties. The amounts are primarily comprised of land and land improvements and buildings and leasehold improvements.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years

Land improvements	1 to 25
Buildings and leasehold improvements*	2 to 40
Machinery and equipment	1 to 25
Computer software	1 to 7
Vessels and containers	1 to 30
Machinery and equipment and vessel containers under finance leases	Shorter of lease term or useful life
*Leasehold improvements are depreciated using the shorter of the useful life or life of the lease.
Depreciation expense on property, plant and equipment totaled $105.6 million, $91.3 million and $94.0 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Interest expense capitalized into property, plant and equipment was not material for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

NOTE 13 — GOODWILL AND INTANGIBLE ASSETS
The gross balance of goodwill was $499.6 million, with accumulated impairment losses of $49.3 million, as of December 31, 2025 and $477.4 million, with accumulated impairment losses of $47.8 million, as of December 31, 2024.
A rollforward of goodwill by reportable segment for the years ended December 31, 2025 and December 31, 2024, was as follows:

	Fresh Fruit	Diversified Fresh Produce - EMEA	Diversified Fresh Produce - Americas & ROW	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2023	$273,275	$151,276	$88,761	$513,312
Acquisitions	—	662	—	662
Disposals	—	—	(35,956)	(35,956)
Impairment charge	—	—	(36,684)	(36,684)
Foreign currency and other	—	(11,030)	(714)	(11,744)
Balance as of December 31, 2024	273,275	140,908	15,407	429,590
Foreign currency and other	—	20,346	409	20,755
Held for sale reclassification	(16,000)	—	—	(16,000)
Balance as of December 31, 2025	$257,275	$161,254	$15,816	$434,345
Details of Dole’s intangible assets as of December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(U.S. Dollars in thousands)
DOLE® brand	$306,280	$—	$306,280
Water rights	4,133	—	4,133
Supplier relationships	23,725	(21,847)	1,878
Customer relationships	116,830	(104,759)	12,071
Other	7,331	(6,416)	915
	$458,299	$(133,022)	$325,277
Details of Dole’s intangible assets as of December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(U.S. Dollars in thousands)
DOLE® brand	$306,280	$—	$306,280
Water rights	4,051	—	4,051
Supplier relationships	23,682	(20,172)	3,510
Customer relationships	109,775	(93,219)	16,556
Other	6,686	(5,565)	1,121
	$450,474	$(118,956)	$331,518

A rollforward of intangible assets, excluding goodwill, for the years ended December 31, 2025 and December 31, 2024 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$347,512
Additions	414
Disposals	(8,047)
Amortization	(7,556)
Foreign exchange impact and other	(805)
Balance as of December 31, 2024	331,518
Additions	105
Amortization	(7,102)
Foreign exchange impact and other	756
Balance as of December 31, 2025	$325,277
Amortization expense for definite-lived intangible assets was $7.1 million, $7.6 million and $10.2 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
As of December 31, 2025, the estimated amortization expense associated with Dole’s intangible assets for each of the next five fiscal years was as follows:

Amount
(U.S. Dollars in thousands)
2026	$5,692
2027	4,028
2028	3,848
2029	765
2030	247
Thereafter	356
Total	$14,936
Dole evaluates goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would indicate that an impairment may exist. During fiscal year 2025, the Company performed a quantitative assessment of goodwill and the DOLE® brand indefinite-lived intangible asset in conjunction with the annual impairment assessment. As of the October 1, 2025 testing date, one of Dole’s reporting units with allocated goodwill was considered at risk of future impairment. The fair value of the Fresh Fruit reporting unit was less than 1% and above its carrying amounts.The fair value of the Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW reporting units and the DOLE® brand were sufficiently above their carrying amounts. Unfavorable changes to key assumptions, market conditions, and macroeconomic circumstances could result in future impairment.
On December 13, 2025, the Company entered into the Port Sale Transaction and the planned disposal of the Ecuadorian Port Business disposal group met the criteria for held for sale classification as of December 31, 2025. As a result of the reclassification, $16.0 million of goodwill was allocated to the Ecuadorian Port Business disposal group and was included within assets held for sale. The Company assessed qualitative factors to determine whether it was more likely than not that the fair value of the remaining Fresh Fruit reporting unit was less than its carrying value as of December 31, 2025. Qualitative factors considered included market conditions, overall financial performance and other relevant events and factors. Based on the qualitative impairment test performed as of December 31, 2025, the Company determined that there was no impairment to the goodwill allocated to the Fresh Fruit reporting unit.

On February 27, 2024, Dole entered into a definitive agreement with PTF Holdings to which Dole agreed to sell its 65.0% stake in the Progressive Produce business to PTF Holdings for gross proceeds of $120.3 million in cash. On March 13, 2024, Dole completed the Progressive Transaction, and the Company concluded that the Progressive Transaction was a triggering event for the Diversified Fresh Produce – Americas & ROW reporting unit. As a result of the sale, $36.0 million of goodwill was allocated to the Progressive Produce business and was included within the carrying amount of the net assets sold. To determine the fair value of the remaining Diversified Fresh Produce – Americas & ROW reporting unit as of March 31, 2024, the Company utilized the income approach to estimate the reporting unit’s projected long-term performance. Level 3 inputs were utilized within the quantitative analysis. Based on the results of the analysis, the Company recorded a goodwill impairment charge of $36.7 million in March 2024.
There was no impairment of goodwill or intangible assets recorded for the years ended December 31, 2023.
NOTE 14 — DEBT
Short-term borrowings, bank overdrafts and long-term debt consisted of the following:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Corporate Revolving Credit Facility	$67,827	$18,999
Term Loan Facilities	595,124	703,700
Vessel financing loans	45,363	60,068
Other long-term financing arrangements	54,500	64,201
Other revolving credit facilities, at a weighted average interest rate of 4.9% as of December 31, 2025 (5.6% as of December 31, 2024)	56,990	34,717
Bank overdrafts	9,611	11,443
Finance lease obligations, at a weighted average interest rate of 5.6% as of December 31, 2025 (5.5% as of December 31, 2024)	44,915	74,018
Total debt, gross	874,330	967,146
Unamortized debt discounts and debt issuance costs	(7,237)	(9,531)
Total debt, net	867,093	957,615
Current maturities, net of unamortized debt discounts and debt issuance costs	(57,668)	(80,097)
Bank overdrafts	(9,611)	(11,443)
Long-term debt, net	$799,814	$866,075
Term Loan and Revolving Credit Facility
On May 1, 2025, the Company entered into the Amended and Restated Credit Agreement, which includes: 1) a multicurrency five-year senior secured revolving credit facility (the “Corporate Revolving Credit Facility”) that provides for borrowings up to $600.0 million; 2) a new five-year U.S. dollar senior secured term loan A facility (“New Term Loan A”) of $250.0 million; and 3) a seven-year U.S. dollar senior secured Farm Credit term loan facility (“Farm Credit Term Loan”) of $350.0 million (collectively, the “New Senior Secured Facilities”). The proceeds of the Corporate Revolving Credit Facility and New Term Loan A and Farm Credit facilities (“Term Loan Facilities”) were used to refinance all outstanding amounts under the Credit Agreement immediately prior to giving effect to the Amended and Restated Credit Agreement (the “Refinancing”), including repayment of its previous Corporate Revolving Credit Facility of $175.9 million and previous Term Loan Facilities of $702.3 million and payment of fees and expenses in connection therewith. The Corporate Revolving Credit Facility and New Term Loan A have expiration dates of May 1, 2030. The Farm Credit Term Loan has an expiration date of May 1, 2032.
Principal payments of the New Term Loan A and Farm Credit Term Loan are due quarterly based on the aggregate principal amount as of the closing date of the Amended and restated Credit Agreement, adjusted for principal repayments, multiplied by 0.625% and 0.25%, respectively, until maturity.

Interest under the Corporate Revolving Credit Facility and New Term Loan A is payable, at the option of Dole, either at (i) SOFR, or the respective benchmark rate depending on the currency of the loan, plus 1.00% to 2.25%, with a benchmark floor of 0.00% or (ii) a base rate plus 0.00% to 1.25%, in each case, to be determined based on the Company’s total net leverage ratio. Interest under the Farm Credit Term Loan is payable at SOFR plus 1.75% to 2.75%, to be determined based on the Company’s total net leverage ratio. As discussed in Note 17 “Derivative Financial Instruments”, the Company enters into interest rate swap arrangements to fix a portion of the Credit Agreement’s variable rate debt to fixed rate debt.
As a result of the Refinancing, the Company recognized a net expense of $3.2 million in the year ended December 31, 2025, which is included in other (expense) income, net, in the consolidated statements of operations. The components of the $3.2 million net expense were a $2.9 million write-off of previously capitalized fees and $1.3 million of new third-party fees, net of a $1.0 million unrealized gain upon hedge de-designation of certain interest rate swaps. As a result of the Refinancing, the Company capitalized new lender and third-party fees of approximately $5.3 million.
As of December 31, 2025, amounts outstanding under Term Loan facilities were $595.1 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $67.8 million. After taking into account $4.4 million of related outstanding letters of credit, Dole had $527.8 million available for cash borrowings under the Revolving Credit Facility as of December 31, 2025. As of December 31, 2024, amounts outstanding under the previous Term Loan Facilities were $703.7 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $19.0 million. After taking into account $5.8 million of related outstanding letters of credit, Dole had $575.2 million available for cash borrowings under the Revolving Credit Facility as of December 31, 2024.
Borrowings under the Credit Agreement are secured by substantially all of the Company’s material U.S. assets of wholly owned subsidiaries, certain European assets and by the equity interests of substantially all Dole subsidiaries located in the U.S. and certain subsidiaries located in Europe.
Vessel Financing Loans
On December 11, 2015, Dole entered into three secured loan agreements (“first vessel facility”) of up to $111.0 million, in the aggregate, to finance a portion of the acquisition costs of three new vessels. The first vessel facility consists of three tranches, each tied to a specific vessel, which allowed the Company to borrow up to 70%, or $37.0 million, of the contract cost of each vessel, collateralized by the completed vessel. Principal and interest payments are due quarterly in arrears for 48 consecutive installments. The first vessel facility bears interest at a rate per annum equal to SOFR plus a spread adjustment that varies from 0.11% to 0.72%, depending on the tenor of the borrowing, plus 2.00% to 3.25% and will mature on May 18, 2028. As of December 31, 2025 and December 31, 2024, Dole’s borrowings under the first vessel facility were $20.9 million and $30.1 million, respectively.
On October 30, 2020, Dole entered into two additional secured loan agreements (“second vessel facility”) of $49.1 million, in the aggregate, to finance a portion of the acquisition costs of two new vessels, which were delivered in 2021. Each agreement was tied to a specific vessel which allowed Dole to borrow 60%, or $24.5 million, of the contract cost of each vessel, collateralized by the completed vessel. On January 14, 2021 and April 7, 2021, the first and second loans were funded for $24.5 million each and mature on January 14, 2030 and April 7, 2030, respectively. The second vessel facility bears interest at a rate per annum equal to SOFR plus a spread adjustment of 0.10%, plus 3.25% and principal and interest payments are due semi-annually in arrears for 18 consecutive installments. As of December 31, 2025 and December 31, 2024, Dole’s borrowings under the second vessel facility were $24.5 million and $30.0 million, respectively.
These facilities were repaid in full subsequent to year end. See Note 25 “Subsequent Events” for further details.
Other Financing Arrangements
Dole’s other financing arrangements consist of a number of loan agreements entered into to finance other capital expenditures and working capital requirements.
On October 7, 2024, certain subsidiaries located in Honduras entered into a secured financing arrangement of $38.5 million in the aggregate. The arrangement provide for 10 year loans with principle and interest payments due monthly in arrears. The facilities bear interest at a fixed rate per annum equal to 8.90% for the first year, and a variable rate of SOFR plus 3.50% thereafter, with a floor rate of 8.00% per annum. The arrangements will mature on September 30, 2034. As of December 31, 2025 and December 31, 2024 borrowings under the facility were $34.0 million and $37.9 million, respectively.

As of December 31, 2025 and December 31, 2024, the Company had $20.5 million and $26.3 million, respectively, of remaining other financing arrangements, none of which are individually significant.
Other Credit Facilities
In addition to amounts available under the Corporate Revolving Credit Facility, Dole’s subsidiaries had other lines of credit and bank overdraft facilities at various local banks of $313.0 million, of which $243.8 million was available for use as of December 31, 2025. As of December 31, 2024, there were lines of credit of $277.3 million, of which $228.5 million was available for use. These lines are primarily used to fund seasonal working capital requirements, short-term borrowings and bank guarantees. They consist of both secured and unsecured facilities, committed and uncommitted, and some are guaranteed by the Company and certain subsidiaries. The majority of Dole’s other lines of credit extend indefinitely but may be cancelled at any time by Dole or the banks, and if cancelled, any outstanding amounts would be due on demand. As of December 31, 2025 and December 31, 2024, total bank overdrafts were $9.6 million and $11.4 million, respectively, and other amounts outstanding under these lines were $66.6 million and $46.2 million, respectively.
Finance Lease Obligations
As of December 31, 2025 and December 31, 2024, Dole’s finance lease obligations of $44.9 million and $74.0 million, respectively, primarily relate to machinery and equipment and containers, which continue through 2033.
Covenants and Restrictions

The credit facilities require Dole to maintain compliance with a maximum leverage ratio of 4.00 to 1.00 as of the last day of any fiscal quarter of the company. As of December 31, 2025, Dole was in compliance with all applicable covenants.
A breach of a covenant or other provision in any debt instrument governing Dole’s current or future indebtedness could result in a default under that instrument and, due to customary cross-default and cross-acceleration provisions, could result in a default under Dole’s other debt instruments. Upon the occurrence of an event of default under the credit facilities or other debt instruments, the lenders or holders of such debt could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If Dole were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under Dole’s indebtedness were to accelerate the payment of the indebtedness, Dole cannot give assurance that its assets would be sufficiently liquid to repay in full its outstanding indebtedness on an accelerated basis.
Debt Discounts and Debt Issuance Costs
Debt discounts and issuance costs are amortized over the term of the debt agreement using the effective interest method. Debt discounts and issuance costs are presented as a direct reduction of debt in the consolidated balance sheets, except for those issuance costs related to revolving credit facilities and line-of-credit arrangements which are recorded as an other current asset or other asset in the consolidated balance sheets, depending on the maturity date.
The amortization expense related to Dole’s deferred debt discounts and     issuance costs is recorded as interest expense in the consolidated statements of operations. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, amortization expense related to deferred debt discounts and issuance costs was $4.1 million, $6.1 million and $5.8 million, respectively.

Maturities of Current and Long-Term Debt
Stated maturities with respect to current and long-term debt, excluding finance lease obligations, as of December 31, 2025 were as follows:

Amount
(U.S. Dollars in thousands)
2026	$61,068
2027	31,718
2028	24,476
2029	61,490
2030	299,739
Thereafter	350,924
Total	$829,415
For maturities of finance lease obligations, refer to Note 16 “Leases”.
NOTE 15 — EMPLOYEE BENEFIT PLANS
Dole sponsors a number of defined benefit pension plans covering certain employees worldwide. Benefits under these plans are generally based on each employee’s eligible compensation and years of service, except for certain plans covering union employees, which are based on negotiated benefits. In addition to pension plans, Dole also has OPRB plans that provide certain health care and life insurance benefits for eligible retired employees.
The Company sponsors six funded defined benefit pension plans including a U.S. qualified plan and five plans outside of the U.S., two of which are based in Ireland, two are based in the U.K., and one is based in Canada. The Company also sponsors unfunded international pension plans (primarily in Latin America) and OPRB plans.
The Company continues a strategy to de-risk its exposure to defined benefit schemes. Substantially all U.S. pension benefits were frozen on December 31, 2001. The plans in Ireland are closed to new entrants, and salaries for defined benefit purposes have been capped, with any salary increases above the cap eligible on a defined contribution basis since 2009. Starting in 2017, Enhanced Transfer Value (“ETV”) programs and buy-in contracts have been initiated for certain members of the Irish plans. Under ETV programs, accumulated accrued benefits for affected members were transferred from the Irish Plans which eliminated future accrual of benefits and entitled the members to receive a transfer value above the statutory minimum amount. Bulk annuity policies (buy-in contracts) were purchased from insurers that provide payments back to the pension scheme to cover the benefits for the affected members. Under the buy-in contracts, the responsibility to pay the pension obligations still rests with the plan and the obligation is still recorded by the Company. Both of the U.K. schemes are closed to new entrants and to new accruals.
Dole’s SERP is a non-qualified benefit and executive compensation plan, and Dole’s ESP plan is a non-qualified deferred compensation plan. Both are funded through investments in Rabbi Trusts. See Note 18 “Fair Value Measurements” for additional detail on the measurement of these assets. Following a change of control event, Dole is obligated, under the provisions of the respective trust agreements, to contribute an amount sufficient to meet the ESP obligation for benefits earned through the change in control year and the ongoing value of the projected benefit obligation of the SERP. The assets held in the Rabbi Trusts are subject to the claims of Dole’s general unsecured creditors and are not included in plan assets. As of December 31, 2025, $6.4 million of the assets was classified as short-term and included in short-term investments in the consolidated balance sheets, and $13.8 million was classified as long-term and included in long-term investments in the consolidated balance sheets. As of December 31, 2024, $6.0 million was classified as short-term and $14.6 million was classified as long-term.

Obligations and Funded Status
The funded status of Dole’s defined benefit pension plans was as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Change in projected benefit obligation:	(U.S. Dollars in thousands)
Benefit obligation at beginning of the year	$168,666	$175,722	$230,047	$239,667	$12,989	$13,251
Service cost	186	205	4,477	5,627	—	—
Interest cost	7,845	8,395	12,704	11,773	705	714
Net actuarial loss (gain)	3,306	3,338	8,119	(1,856)	(1,456)	1,944
Curtailments, settlements and terminations, net	—	—	(5,730)	(6,148)	—	—
Employee contributions	—	—	196	117	—	—
Benefits paid	(18,894)	(18,994)	(14,413)	(12,066)	(2,418)	(2,920)
Foreign exchange impact and other[1]	—	—	9,892	(7,067)	—	—
Benefit obligation at end of the year	$161,109	$168,666	$245,292	$230,047	$9,820	$12,989
Change in plan assets:
Fair value of plan assets at beginning of the year	$143,862	$149,246	$145,285	$157,168	$—	$—
Actual return on plan assets	10,037	9,612	1,665	(668)	—	—
Company contributions	2,129	3,999	12,556	13,317	2,418	2,920
Employee contributions	—	—	196	117	—	—
Benefits paid	(18,894)	(18,995)	(14,413)	(12,066)	(2,418)	(2,920)
Settlements and terminations, net	—	—	(5,947)	(6,148)	—	—
Foreign exchange impact and other	—	—	14,860	(6,435)	—	—
Fair value of plan assets at end of the year	$137,134	$143,862	$154,202	$145,285	$—	$—
Funded status	$(23,975)	$(24,804)	$(91,090)	$(84,762)	$(9,820)	$(12,989)
Amounts recognized in the consolidated balance sheets:
Other assets	$—	$—	$29,714	$25,806	$—	$—
Pension and postretirement benefits	(2,087)	(2,081)	(14,579)	(14,223)	(2,033)	(2,187)
Pension and postretirement benefits, less current portion	(21,888)	(22,723)	(106,225)	(96,345)	(7,787)	(10,802)
	$(23,975)	$(24,804)	$(91,090)	$(84,762)	$(9,820)	$(12,989)
1 Includes $4.6 million of benefit obligation related to the Port Sale Transaction, which has been classified as liabilities held for sale in the consolidated balance sheet as of December 31, 2025.
Amounts included within accumulated other comprehensive loss (income), before tax, were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

	(U.S. Dollars in thousands)
Net actuarial loss (gain)	$34,583	$30,420	$24,638	$43,391	$29,139	$20,424	$1,111	$2,804	$924
Prior service benefit	—	—	—	(5,057)	(5,725)	(5,474)	—	—	—
Total	$34,583	$30,420	$24,638	$38,334	$23,414	$14,950	$1,111	$2,804	$924

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets of plans with accumulated benefit obligations in excess of plan assets were as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Projected benefit obligation	$281,838	$279,260
Accumulated benefit obligation	257,584	257,869
Fair value of plan assets	137,135	143,863
The aggregate projected benefit obligation, accumulated benefit obligation and fair value of plan assets of plans with projected benefit obligations in excess of plan assets were as follows:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Projected benefit obligation	$291,658	$292,249
Accumulated benefit obligation	257,584	257,869
Fair value of plan assets	137,135	143,863
Components of Net Periodic Benefit Cost (Income) and Other Changes Recognized in Other Comprehensive Loss (Income)
The components of net periodic benefit cost (income) and other changes recognized in other comprehensive loss (income) for Dole’s U.S. and international pension plans and OPRB plans were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023

	(U.S. Dollars in thousands)
Components of net periodic benefit cost (income):
Service cost	$186	$205	$214	$4,477	$5,627	$5,799	$—	$—	$1
Interest cost	7,845	8,395	8,923	12,704	11,773	11,730	705	714	693
Expected return on plan assets	(10,822)	(11,991)	(13,226)	(9,001)	(8,275)	(8,369)	—	—	—
Amortization of:
Net (gain) loss	(73)	(65)	(580)	29	(1,339)	(2,151)	237	64	(309)
Prior service benefit	—	—	—	(668)	(638)	(639)	—	—	—
Curtailments, settlements and terminations, net	—	—	—	1,866	934	5,649	—	—	—
Net periodic pension (income) cost	$(2,864)	$(3,456)	$(4,669)	$9,407	$8,082	$12,019	$942	$778	$385

Other changes recognized in other comprehensive loss (income):
Net loss (gain)	$4,090	$5,717	$5,717	$14,281	$6,156	$3,394	$(1,456)	$1,944	$2,146
Prior service expense (benefit)	—	—	—	—	—	—	—	—	—
Amortization of:
Net gain (loss)	73	65	580	(29)	1,339	2,151	(237)	(64)	309
Prior service benefit	—	—	—	668	638	639	—	—	—
Foreign exchange impact and other	—	—	—	—	331	(129)	—	—	—
Income tax (benefit) expense	(1,006)	(1,634)	(1,574)	(1,827)	(2,434)	(1,307)	383	(459)	(622)
Total recognized in other comprehensive loss (income)	$3,157	$4,148	$4,723	$13,093	$6,030	$4,748	$(1,310)	$1,421	$1,833
Total recognized in net periodic benefit cost and other comprehensive loss (income), net of income taxes	$293	$692	$54	$22,500	$14,112	$16,767	$(368)	$2,199	$2,218

The Company classifies the non-service components of net periodic pension cost (income) within other (expense) income, net, in the consolidated statements of operations. Non-service components include interest costs, expected return on plan assets, amortization of net (gain) loss and prior service benefit and other curtailment, settlement or termination costs.
Assumptions
Weighted average assumptions used to determine benefit obligations were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2025	Year Ended December 31, 2024

Discount rate	4.96%	5.14%	5.71%	5.66%	6.03%	6.03%
Rate of compensation increase	3.00%	3.00%	3.41%	3.37%	—	—
Rate of increase in pensions	—	—	1.87%	2.00%	—	—
Weighted average assumptions used to determine net periodic benefit cost were as follows:

	U.S. Pension Plans			International Pension Plans			OPRB Plans
	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Discount rate	5.14%	5.10%	5.31%	5.66%	5.06%	5.26%	6.03%	5.88%	5.79%
Rate of compensation increase	3.00%	3.00%	3.00%	3.37%	3.17%	3.03%	—	—	—
Rate of increase in pensions	—	—	—	2.00%	2.15%	2.07%	—	—	—
Rate of return on plan assets	6.70%	6.70%	6.80%	4.82%	4.38%	4.36%	—	—	—
International plan discount rates and assumed rates of increase in future compensation differ from the assumptions used for U.S. plans due to differences in the local economic conditions in the countries in which the international plans are based. No rate of compensation increase is shown for U.S. plans, because benefits under the U.S. plans are frozen, except for a group of employees whose benefits are negotiated under collective bargaining agreements. The assumption for the rate of compensation increase for these employees reflects the rate negotiated in those bargaining agreements.
The accumulated pension benefit obligation for Dole’s OPRB plans was determined using the following assumed annual rate of increase in the per capita cost of covered health care benefits:

	2025	2024
Health care costs trend rate assumed for next year	6.76%	7.23%
Rate of increase to which the cost of benefits is assumed to decline (the ultimate trend rate)	4.49%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035
Plan Assets
The following is the target asset mix for Dole’s pension plans, which management believes provides the optimal trade-off of diversification and long-term asset growth:

Target Allocation
Fixed income securities	50%
Equity securities	15%
Other	35%
Total	100%

Dole’s pension plan weighted average asset allocation by asset category was as follows:1

	Year Ended
	December 31, 2025	December 31, 2024
Fixed income securities	50%	43%
Equity securities	15%	17%
Other	35%	40%
Total	100%	100%
1 Certain investments are in funds measured at net asset value as presented in the fair value table below.
The plans’ asset allocation includes a mix of fixed income and other investments designed to reduce volatility and equity investments designed to maintain funding ratios and long-term financial health of the plan. The equity investments are diversified across U.S. and international stocks as well as growth, value and small and large capitalization.
Dole employs a total return investment approach whereby a mix of fixed income, equity and other investments is used to maximize the long-term return of plan assets with a prudent level of risk. The objectives of this strategy are to achieve full funding of the accumulated benefit obligation and to achieve investment experience over time that will minimize pension expense volatility and minimize Dole’s contributions required to maintain full funding status. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
Dole determines the expected return on pension plan assets based on an expectation of average annual returns over an extended period of years. Dole also considers the weighted-average historical rate of returns on investments with similar characteristics to those in which Dole’s pension assets are invested.

Fair Value of Retirement Plan Assets
Dole estimates the fair value of its retirement plan assets based on current quoted market prices. In instances where quoted market prices are not readily available, the fair value of the investments is estimated by the trustee. In obtaining such data from the trustee, Dole has evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value. Fair values for Level 1 investments are determined based on quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. For Level 2 investments, the fair values are determined using observable prices that are based on inputs not quoted on active markets but corroborated by market data. There were no identified Level 3 investments as of December 31, 2025 and December 31, 2024.
The carrying value and estimated fair values of Dole’s retirement plan assets are summarized below:

	Fair Value Measurements as of December 31, 2025 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(U.S. Dollars in thousands)
Cash and cash equivalents	$14,867	$—	$—	$14,867
Fixed-income securities	51,614	75,587	—	127,201
Insurance contracts	—	29,741	—	29,741
Equity securities	25,747	15,399	—	41,146
Other	—	6,253	—	6,253
Investments measured at fair value	92,228	126,980	—	219,208
Investments measured at net asset value				72,128
Total plan assets at fair value	$92,228	$126,980	$—	$291,336

	Fair Value Measurements as of December 31, 2024 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(U.S. Dollars in thousands)
Cash and cash equivalents	$10,518	$—	$—	$10,518
Fixed-income securities	25,213	100,188	—	125,401
Insurance contracts	—	29,834	—	29,834
Equity securities	29,271	15,673	—	44,944
Other	955	12,940	—	13,895
Investments measured at fair value	65,957	158,635	—	224,592
Investments measured at net asset value				64,555
Total plan assets at fair value	$65,957	$158,635	$—	$289,147
Plan Contributions and Estimated Future Benefit Payments
During the year ended December 31, 2025, Dole did not make any contributions to its qualified U.S. pension plan. Future contributions to the U.S. pension plan in excess of the minimum funding requirement are voluntary and may change depending on Dole’s operating performance or at management’s discretion. Contributions and benefits paid directly by Dole related to its other U.S. and international pension and OPRB plans totaled $15.9 million during the year ended December 31, 2025.
Dole expects to make $2.8 million of contributions and $20.3 million of direct benefit payments related to its pension and OPRB plans in fiscal year 2026.
The following table presents estimated future benefit payments:

	U.S. Pension Plans	International Pension Plans	OPRB Plans

	(U.S. Dollars in thousands)
2026	$18,658	$23,589	$2,033
2027	17,781	17,413	1,833
2028	16,938	16,983	1,548
2029	16,036	19,275	1,380
2030	15,068	16,176	1,248
Thereafter	61,834	89,073	4,410
Total	$146,315	$182,509	$12,452
Defined Contribution Plans and Other Arrangements
Dole offers defined contribution plans to eligible employees. Such employees may defer a percentage of their annual compensation in accordance with plan guidelines. Some of these plans provide for a company match that is subject to a maximum contribution as defined by the plan. Dole’s contributions to its defined contribution plans totaled $17.1 million, $19.0 million and $23.4 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively.
Dole is also party to industry-wide collective bargaining agreements that provide pension benefits. Total contributions to multi-employer defined benefit plans for eligible participants were not material for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
Dole has collective bargaining agreements with various unions covering approximately 24.8% of Dole’s workforce. Of these unionized employees, 12.0% are covered under a collective bargaining agreement that will expire within one year, and the remaining 88.0% are covered under collective bargaining agreements expiring beyond the upcoming year. These agreements are subject to periodic negotiation and renewal. Failure to renew any of these collective bargaining agreements may result in a strike or work stoppage; however, management does not expect that the outcome of these negotiations and renewals will have a material adverse impact on Dole’s financial condition or results of operations.

NOTE 16 — LEASES
Lease Position
The following tables present the lease-related assets and liabilities recorded in the consolidated balance sheets:

	Lease-related assets as of December 31, 2025		Lease-related assets as of December 31, 2024
	Operating lease right-of-use assets	Property, plant & equipment, net	Operating lease right-of-use assets	Property, plant & equipment, net

	(U.S. Dollars in thousands)
Operating leases	$371,366	$—	$341,722	$—
Finance leases	—	44,991	—	76,257
	$371,366	$44,991	$341,722	$76,257

	Lease-related liabilities as of December 31, 2025
	Current maturities of operating leases	Operating leases, less current maturities	Current portion of long-term debt, net	Long-term debt, net

	(U.S. Dollars in thousands)
Operating leases	$71,379	$306,566	$—	$—
Finance leases	—	—	7,932	36,983
	$71,379	$306,566	$7,932	$36,983

	Lease-related liabilities as of December 31, 2024
	Current maturities of operating leases	Operating leases, less current maturities	Current portion of long-term debt, net	Long-term debt, net

	(U.S. Dollars in thousands)
Operating leases	$64,357	$280,896	$—	$—
Finance leases	—	—	45,229	28,789
	$64,357	$280,896	$45,229	$28,789
Lease Terms and Discount Rates
The weighted-average remaining lease term and discount rate for the Company’s lease profile as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years):
Operating leases	7.6	6.9
Finance leases	9.7	7.8

	December 31, 2025	December 31, 2024
Weighted-average discount rate (%):
Operating leases	5.5%	5.5%
Finance leases	5.6%	5.5%

Lease Costs
The following table presents certain information related to lease costs for finance and operating leases for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Finance lease costs:	(U.S. Dollars in thousands)
Depreciation of lease assets	$8,013	$9,096	$6,852
Interest on lease liabilities	2,651	2,560	1,188
Operating lease costs	90,963	83,278	80,527
Short-term lease costs	26,246	28,477	21,420
Variable lease costs	12,927	8,480	12,320
Sublease income	(1,586)	(134)	(346)
Total lease costs	$139,214	$131,757	$121,961
Supplementary Cash Flow Data
The following represents the disaggregation of certain cash flow supplementary data by finance and operating lease classifications:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:	(U.S. Dollars in thousands)
Operating cash flows from finance leases	$2,651	$2,560	$1,188
Operating cash flows from operating leases	90,910	81,085	80,110
Financing cash flows from finance leases	11,098	13,648	7,393
Investing cash flows recorded as capital expenditures for buyout of vessel finance leases	36,077	—	—

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Right-of-use assets obtained in exchange for finance lease liabilities	$15,508	$53,296	$9,045
Right-of-use assets obtained in exchange for operating lease liabilities	70,705	83,434	86,907
The following table reconciles the undiscounted cash flows for each of the first five years and total remaining years to the finance and operating lease liabilities recorded on the balance sheet as of December 31, 2025:

	Finance Leases	Operating Leases

	(U.S. Dollars in thousands)
2026	$10,162	$92,005
2027	9,944	83,157
2028	9,890	60,199
2029	6,767	51,664
2030	12,594	41,808
Thereafter	2,241	137,977
Total lease payments	51,598	466,810
Less: present value discount	(6,683)	(88,865)
	$44,915	$377,945

Related Party Lease Transactions
In the ordinary course of business, Dole may enter into lease agreements with related parties. During the periods presented, Dole, as a lessee, had the following lease liability balances with related parties:

	Lease-related Liabilities with Related Parties as of December 31, 2025		Lease-related Liabilities with Related Parties as of December 31, 2024
	Current maturities of operating leases	Operating leases, less current maturities	Current maturities of operating leases	Operating leases, less current maturities

	(U.S. Dollars in thousands)
Operating leases	$1,178	$17,002	$3,346	$13,916
See Note 20 “Related Party Transactions” for revenues and expenses related to leases with related parties.
Lessor Accounting
The company leases various types of owned properties to external parties, mainly through operating lease agreements. Leasing assets to external parties is not significant to Dole’s operations. Rental income recognized on agreements where Dole acted as the lessor was as follows:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Rental income:	(U.S. Dollars in thousands)
Other (expense) income, net	$6,539	$8,011	$8,633

For the for the year ended December 31, 2025, the Company, as the lessor, recognized a gain of $4.1 million resulting from a sales-type lease to an unconsolidated affiliate, recorded in gain on asset sales in the consolidated statement of operations in accordance with the Company’s accounting policy.
As discussed in Note 4 “Acquisitions and Divestitures”, $11.0 million of estimated consideration of the Vegetables Transaction was allocated to lease agreements for the Buyer’s right to use the cooler facilities for up to five years under rent-free terms. As a result of these lease agreements, the Company is recognizing rental income in other (expense) income, net. Total rental income recognized for the year ended December 31, 2025 was $0.9 million.

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS
Dole is exposed to foreign currency exchange rate fluctuations, bunker fuel price fluctuations and interest rate changes in the normal course of its business. As part of its risk management strategy, Dole uses derivative instruments to hedge some of these exposures. Dole’s objective is to offset gains and losses resulting from these exposures with losses and gains from the derivative contracts used to hedge them, thereby reducing the volatility of earnings. Dole does not hold or issue derivative financial instruments for trading or speculative purposes. The types of derivative instruments utilized by Dole are described below:
Foreign currency hedges: Dole enters into foreign currency exchange forward and option contracts to hedge exposure to changes in certain foreign currency exchange rates. Dole enters into fair value hedges to hedge foreign currency exposure of non-functional currency assets and liabilities and cash flow hedges to hedge foreign currency exposure of forecasted revenue, cost of sales and operating expenses.
Interest rate swaps: Dole enters into interest rate swaps to mitigate a significant portion of the interest rate risk associated with its variable-rate debt.
The interest rate swaps pay a fixed rate of interest at rates between 0.77% and 3.31%, with the receiving rates variable based on SOFR, which was 3.69% as of December 31, 2025. All interest rate swap arrangements are classified within the consolidated balance sheets based on ultimate maturity date of the arrangement. Refer to Note 14 “Debt” for further information on the Company’s variable debt.

As a result of the Refinancing described in Note 14 “Debt”, there was a de-designation of certain interest rate swaps in which the forecasted interest payments are no longer probable, resulting in a de-designation gain of $1.0 million in the year ended December 31, 2025, which was recorded in other (expense), income net.
Bunker fuel contracts: Dole incurs significant fuel costs from shipping products from sourcing locations to end customer markets. As a result, Dole is exposed to commodity and fuel cost risks and enters into bunker fuel contracts to hedge the risk of unfavorable fuel prices.
Hedge Accounting Election
The Company performs an analysis of its hedging portfolio at inception and on a quarterly basis. The Company uses the following criteria in evaluating derivative instruments for hedge accounting:
1.Hedged risk is eligible
2.Hedged item or transaction is eligible
3.Hedging instrument is eligible
4.Hedging relationship is highly effective
5.Designation and documentation requirements are met
Dole designates the interest rate swaps and certain foreign currency cash flow hedges for hedge accounting and records the changes in fair value of these instruments in accumulated other comprehensive loss. The changes in fair value of foreign currency fair value hedges, non-designated cash flow hedges and bunker fuel hedges are recorded in earnings.
Notional Amounts of Derivative Instruments
Dole had the following derivative instruments outstanding as of December 31, 2025:

Aggregate Notional Amount
Foreign currency forward contracts by currency:
United States Dollar	$63.4 million
Euro	€508.1 million
British pound sterling	£18.2 million
Swedish krona	SEK130.9 million
Canadian dollar	C$35.4 million
South African rand	ZAR 175.0 million
Interest rate swap contract	$645.0 million
Quantitative Disclosures
Derivatives are presented gross in the consolidated balance sheets. The following table presents the balance sheet location and fair value of the derivative instruments by type:

	Fair Value Measurements as of December 31, 2025
	Other Receivables	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$456	$—	$(3,040)	$—
Non-designated cash flow hedges	498	—	(855)	—
Fair value hedges	122	—	(976)	—
Bunker fuel hedges	—	—	(231)	—
Interest rate swap contracts	6,504	204	—	(302)
	$7,580	$204	$(5,102)	$(302)

	Fair Value Measurements as of December 31, 2024
	Other Receivables, net	Other Assets	Accrued Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$6,416	$—	$(840)
Non-designated cash flow hedges	422	—	(263)
Fair value hedges	715	—	(1,078)
Bunker fuel hedges	—	—	(7)
Interest rate swap contracts	278	24,036	—
	$7,831	$24,036	$(2,188)
Refer to Note 18 “Fair Value Measurements” for the presentation of fair value instruments within the consolidated balance sheets, which includes derivative financial instruments.
The following tables represent Dole’s pre-tax realized and unrealized derivative gains (losses) and respective location in the financial statements for all derivative instruments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended December 31, 2025
	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense), Income, net

Realized gains (losses):	(U.S. Dollars in thousands)
Cash flow hedges	$—	$(22,857)	$—
Non-designated cash flow hedges	—	(260)	—
Fair value hedges	—	(4,654)	(1,297)
Bunker fuel hedges	—	(649)	—
Total net realized (losses)	$—	$(28,420)	$(1,297)
Unrealized gains (losses):
Cash flow hedges	$(8,074)	$—	$—
Non-designated cash flow hedges	—	(547)	—
Fair values hedges	—	(965)	521
Bunker fuel hedges	—	7	—
Interest rate swap contracts	(19,149)	—	1,241
Total net unrealized (losses) gains	$(27,223)	$(1,505)	$1,762

	Year Ended December 31, 2024
	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense), Income, net

Realized gains (losses):	(U.S. Dollars in thousands)
Cash flow hedges	$—	$3,193	$—
Non-designated cash flow hedges	—	(642)	—
Fair value hedges	—	1,124	(116)
Bunker fuel hedges	—	—	—
Total net realized gains (losses)	$—	$3,675	$(116)
Unrealized gains (losses):
Cash flow hedges	$10,004	$—	$—
Non-designated cash flow hedges	—	177	—
Fair value hedges	—	1,704	(1,471)
Bunker fuel hedges	—	(7)	—
Interest rate swap contracts	(12,859)	—	—
Total net unrealized (losses) gains	$(2,855)	$1,874	$(1,471)

	Year Ended December 31, 2023
	Accumulated Other Comprehensive Loss	Cost of Sales	Other (expense) income, net

Realized gains (losses):	(U.S. Dollars in thousands)
Cash flow hedges	$—	$(8,461)	$—
Non-designated cash flow hedges	—	1,285	—
Fair value hedges	—	—	639
Bunker fuel hedges	—	(1,020)	—
Total net realized (losses) gains	$—	$(8,196)	$639
Unrealized gains (losses):
Cash flow hedges	$790	$—	$—
Non-designated cash flow hedges	—	(440)	—
Fair value hedges	—	—	(843)
Bunker fuel hedges	—	2,875	—
Interest rate swap contracts	(21,931)	—	—
Total net unrealized (losses) gains	$(21,141)	$2,435	$(843)
As of December 31, 2025, the Company expects approximately $4.1 million of deferred net gains from cash flow hedges to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months. Of the $4.1 million of net deferred gains, $6.7 million relates to deferred gains on interest rate swap contracts and is expected to offset future interest expense on the New Senior Secured Facilities, and $2.6 million relates to net deferred losses on cash flow hedges and is expected to offset future operational net gains on foreign currency exchange rates. Refer to Note 21 “Stockholders’ Equity” for details on reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
NOTE 18 — FAIR VALUE MEASUREMENTS
The inputs used to measure fair value are based on a hierarchy that prioritizes observable and unobservable inputs used in valuation techniques. These levels, in order of highest to lowest priority, are described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.
Level 2: Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair values of the Company’s assets and liabilities remeasured at fair value as of December 31, 2025 and December 31, 2024.

		Fair Value Measurements as of December 31, 2025 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Other receivables, net	$—	$1,076	$—	$1,076
	Accrued liabilities	—	(4,871)	—	(4,871)
Bunker fuel hedges:	Accrued liabilities	—	(231)	—	(231)
Interest rate swap contracts:
	Other receivables, net	—	6,504	—	6,504
	Other assets	—	204	—	204
	Other long-term liabilities	—	(302)	—	(302)
Rabbi Trust investments:
	Short-term investments	—	—	6,418	6,418
	Long-term investments	—	—	13,827	13,827
Contingent consideration:
	Contingent consideration	—	—	(3,252)	(3,252)
	Contingent consideration, less current portion	—	—	(500)	(500)
Total		$—	$2,380	$16,493	$18,873

		Fair Value Measurements as of December 31, 2024 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Other receivables, net	$—	$7,553	$—	$7,553
	Accrued liabilities	—	(2,181)	—	(2,181)
Bunker fuel hedges:	Accrued liabilities	—	(7)	—	(7)
Interest rate swap contracts:
	Other receivables, net	—	278	—	278
	Other assets	—	24,036	—	24,036
Rabbi Trust investments:
	Short-term investments	—	—	6,019	6,019
	Long-term investments	—	—	14,630	14,630
Contingent consideration:
	Contingent consideration	—	—	(3,399)	(3,399)
	Contingent consideration, less current portion	—	—	(4,007)	(4,007)
Total		$—	$29,679	$13,243	$42,922

The assets and liabilities that are required to be recorded at fair value on a recurring basis are derivative instruments, contingent consideration and Rabbi Trust investments. The fair values of the Company’s derivative instruments are determined using Level 2 inputs, which are defined as “observable prices that are based on inputs not quoted on active markets but corroborated by market data.” The fair values of the foreign currency forward contracts, the interest rate swaps and bunker fuel hedges were estimated using internal discounted cash flow calculations based upon forward foreign currency exchange rates, bunker fuel futures, interest rate yield curves or quotes obtained from brokers for contracts with similar terms, less any credit valuation adjustments based on Dole’s own credit risk and any counterparties' credit risk.
Dole sponsors a non-qualified deferred compensation plan and a frozen non-qualified supplemental defined benefit plan for executives. The plans are funded through investments in Rabbi Trusts. Securities are recorded at fair value with realized and unrealized holding gains or losses included in earnings. As of December 31, 2025, securities totaled $20.2 million, of which $6.4 million was classified as short-term and included in short-term investments in the consolidated balance sheets, and $13.8 million was classified as long-term and included in long-term investments in the consolidated balance sheets. As of December 31, 2024, securities totaled $20.6 million, of which $6.0 million was classified as short-term and $14.6 million was classified as long-term. Dole estimates the fair value of its Rabbi Trust investments using prices provided by its custodian, which are based on various third-party pricing services or valuation models developed by the underlying fund managers. The Rabbi Trust investments are held by the custodian in various Master Trust Units (“MTUs”), where the fair value is derived from the individual investment components. Each investment within the MTU is individually valued, after considering gains, losses, contributions and distributions, and the collective value of the MTU represents the total fair value. Dole has evaluated the methodologies used by the custodian to develop the estimate of fair value and assessed whether such valuations are representative of fair value, including net asset value. Dole has determined the valuations to be Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 Rabbi Trust investments for the years ended December 31, 2025 and December 31, 2024:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$21,869
Net realized and unrealized losses recognized in earnings	1,219
Plan contributions	262
Plan distributions	(2,701)
Balance as of December 31, 2024	20,649
Net realized gains and unrealized losses recognized in earnings*	1,804
Plan contributions	2
Plan distributions	(2,210)
Balance as of December 31, 2025	$20,245
*    Net amount comprised realized gains of $0.6 million and unrealized gains of $1.2 million recorded in other (expense) income, net, in the consolidated statements of operations.

The carrying value of contingent consideration in the consolidated balance sheets approximates fair value based on the present value of the expected payments, discounted using a risk-adjusted rate. The expected payments are determined by forecasting the acquiree's earnings over the applicable period. Dole has determined the valuations are Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 contingent consideration for the years ended December 31, 2025 and December 31, 2024:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2023	$(9,115)
Additions	(497)
Payments	1,567
Remeasurement gain	152
Foreign exchange impact	487
Balance as of December 31, 2024	(7,406)
Payments	2,801
Remeasurement gain	1,601
Foreign exchange impact	(748)
Balance as of December 31, 2025	$(3,752)
Fair Value of Financial Instruments
In estimating the Company’s fair value disclosures for financial instruments, Dole used the following methods and assumptions:
Cash and cash equivalents: These items have carrying values reported in the consolidated balance sheets that approximate fair value due to their liquid nature, and they are classified as Level 1.
Short-term trade and grower receivables: These items have carrying values reported in the consolidated balance sheets that are net of allowances, and they are classified as Level 2.
Trade payables: These items have carrying values reported in the consolidated balance sheets that approximate fair value, and they are classified as Level 2.
Notes receivable and notes payable: These items have carrying values reported in the consolidated balance sheets that approximate fair value, and they are classified as Level 2.
Long-term grower receivables: These items have carrying values reported in the consolidated balance sheets that are net of allowances, and they are classified as Level 2.
Finance and operating leases: The carrying value of finance lease obligations reported in the consolidated balance sheets approximates fair value based on current interest rates, which contain an element of default risk. The fair value of finance lease obligations is estimated using Level 2 inputs based on quoted prices for those or similar instruments. For operating leases, Dole uses the rate implicit in the lease to discount leases payments to present value, when available. However, most leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement.

Interest-bearing loans and borrowings: The carrying value of interest-bearing loans and borrowings reported in the consolidated balance sheets approximates fair value. As these instruments are illiquid, have little observable data with which to determine fair value, and have pricing that is affected by a variety of non-financial factors, they are classified as Level 3.

Credit Risk
The counterparties to the foreign currency exchange contracts consist of a number of major international financial institutions. Dole has established counterparty guidelines and regularly monitors its positions and the financial strength of these institutions. While counterparties to hedging contracts expose Dole to credit-related losses in the event of a counterparty’s non-performance, the risk would be limited to the unrealized gains on such affected contracts. Dole does not anticipate any such losses.
NOTE 19 — CONTINGENCIES
Guarantees and Other Contingencies
Dole provides guarantees for obligations of subsidiaries to third parties directly and indirectly through letters of credit from its revolving credit facilities, guarantees issued by major banking institutions and surety bonds issued by insurance companies. These letters of credit, bank guarantees and surety bonds are required by certain regulatory authorities, suppliers and other operating agreements and generally have contract terms of one to twenty years, often with an option to renew. As of December 31, 2025 and December 31, 2024, total letters of credit, bank guarantees and surety bonds outstanding under these arrangements were $67.9 million and $55.0 million, respectively, which represents the maximum potential future payments that Dole could be required to make. Any potential payments under these guarantees are not significant as of December 31, 2025.
Additionally, the Company guarantees certain bank borrowings and other obligations of certain equity method investees. As of December 31, 2025 and December 31, 2024, total guarantees under these arrangements were $7.8 million and $4.9 million, respectively, which represents the maximum potential future payments that Dole could be required to make.
Each of the following Irish registered subsidiaries of the Company may avail of the exemption from filing its statutory financial statements for the year ended December 31, 2025 as permitted by Section 357 of the Companies Act 2014. If any of these Irish registered subsidiaries of the Company elects to avail of this exemption, there will be in force an irrevocable guarantee from the Company in respect of all commitments entered into by such wholly-owned subsidiary, including amounts shown as liabilities (within the meaning of Section 357 (1) (b) of the Companies Act 2014) in such wholly-owned subsidiary’s statutory financial statements for the year ended December 31, 2025:

•Dole Management Services Limited
•Finantic Limited
•Total Produce International Holdings Limited
•Dole Ireland Limited
•Total Produce Limited
•Dole Receivables DAC

Hawaii Spillway
In February of 2020, the State of Hawaii and Department of Land and Natural Resources provided notice to Dole of a deficiency in the spillway and embankment stability of a Company-owned reservoir that requires mediation by 2025. Dole contracted a third party to perform an improvement study which resulted in an estimate of costs to modify the spillway of approximately $20.0 million. On July 5, 2023, Hawaii Senate Bill 833 was signed into law by the Governor of Hawaii, pursuant to which the Office of the Governor will negotiate the acquisition of Dole’s interests in the reservoir and associated irrigation system. Discussions with the State of Hawaii are ongoing. The bill also appropriates funds for the State to repair and maintain the irrigation system and the associated spillway. The Company does not deem a resulting loss from the contingency associated with the costs to modify the spillway to be probable and, thus, has not recognized a liability in the consolidated balance sheets.
Legal Contingencies
Dole is involved from time to time in claims and legal actions incidental to its operations, both as plaintiff and defendant. Legal fees are expensed as incurred or expected to be incurred when the resulting loss from legal matters related to underlying events that have already occurred is probable and estimable. Dole has established what management currently believes to be adequate accruals for pending legal matters. These accruals are established as part of an ongoing worldwide assessment of claims and legal actions that takes into consideration such items as changes in the pending case load (including resolved and new matters), opinions of legal counsel, individual developments in court proceedings, changes in the law, changes in business focus, changes in the litigation environment, changes in opponent strategy and tactics, new developments as a result of ongoing discovery and past experience in defending and settling similar claims. In the opinion of management, after consultation with legal counsel, the claims or actions to which Dole is a party are not expected to have a material adverse effect, individually or in the aggregate, on Dole’s results of operations, financial condition or cash flows.
DBCP Cases: Dole Food Company, Inc. and certain of its subsidiaries are involved in lawsuits pending in the U.S. and in foreign countries alleging injury because of exposure to the agricultural chemical DBCP (1,2- dibromo-3-chloropropane) or seeking enforcement of Nicaraguan judgments related to DBCP. These lawsuits are in various stages of proceedings, although most are inactive. In addition, there are multiple labor cases pending in Costa Rica under that country’s national insurance program.
Currently, claimed damages in DBCP cases worldwide total approximately $17.8 billion, with lawsuits in Nicaragua representing almost all of this amount. 24 of the cases in Nicaragua have resulted in judgments, although not all of the individual judgment holders are seeking recovery. The Company believes that none of the Nicaraguan judgments that remain will be enforceable against any Dole entity in the U.S. or in any other country.
As to all the DBCP matters, Dole has denied liability and asserted substantial defenses. The Company believes there is no reliable scientific basis for alleged injuries from the agricultural field application of DBCP. Although no assurance can be given concerning the outcome of the DBCP cases, in the opinion of management, after consultation with legal counsel and based on experience defending and resolving DBCP claims, neither the pending lawsuits and claims nor their resolution are expected to have a material adverse effect on Dole’s financial position or results of operations, because the probable loss is not material.

Former Shell Site: Beginning in 2009, Shell Oil Company and Dole Food Company, Inc. were sued in several cases filed in Los Angeles Superior Court by the City of Carson and persons claiming to be current or former residents in the area of a housing development built in the 1960’s by a predecessor of what is now a Dole subsidiary, Barclay Hollander Corporation (“BHC”), on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. The homeowner and City of Carson complaints have been settled and the litigation has been dismissed. On May 6, 2013, Shell filed a complaint against Dole Food Company, Inc. (which was later voluntarily dismissed), BHC and Lomita Development Company (“Lomita”), seeking indemnity for the costs associated with the lawsuits discussed above (approximately $90.0 million plus attorney fees) and for the cleanup discussed below (approximately $310.0 million). Shell’s indemnification claims were based on an early entry side agreement between Shell and an entity related to BHC and on claims based in equity. The trial court dismissed Shell’s contract-based claims and eliminated Shell’s demands for indemnification related to the homeowner and City of Carson cases. Shell’s equitable claims related to the cleanup costs were tried and, on November 9, 2022, the jury delivered a verdict deciding that Shell properly incurred and will incur a total of $266.6 million in cleanup costs, and that BHC should bear 50.0% of those costs, or $133.3 million. BHC has filed an appeal. In June 2023, the trial court granted Shell’s motion to add Dole Food Company, Inc. to the BHC judgment as an alter ego of BHC and ordered Shell to reimburse BHC approximately $26.7 million in attorney’s fees, which serves as an offset to the BHC judgment amount. Dole Food Company, Inc., has appealed the alter ego ruling and secured a bond sufficient to stay enforcement of the judgment. Shell has appealed the award of the attorney’s fees.
The California Regional Water Quality Control Board (“Water Board”) is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order (“CAO”) naming Shell as the Discharger and a Responsible Party and ordering Shell to assess, monitor and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 30, 2015, the CAO was amended to also name BHC as a discharger. BHC appealed this CAO revision to the California State Water Resources Control Board, which appeal was denied by operation of law when the Water Board took no action. On September 30, 2015, BHC filed a writ petition in the Superior Court challenging the CAO on several grounds. The trial court denied BHC’s petition, which denial was subsequently upheld by the California Court of Appeals, thereby ending BHC’s challenge to the CAO revision naming BHC as a discharger. In the opinion of management, after consultation with legal counsel, the claims or actions related to the CAO are not expected to have a material adverse effect, individually or in the aggregate, on Dole’s results of operations, financial condition or cash flows, because management believes the risk of loss is remote.
NOTE 20 — RELATED PARTY TRANSACTIONS
Balmoral International Land Holdings plc (“Balmoral”) is a related party of Dole plc, because the Chair of the Board of Dole plc is also the Chair of the Board of Balmoral. In the years ended December 31, 2025, December 31, 2024 and December 31, 2023, a subsidiary of Dole sub-leased or leased buildings to or from Balmoral, and was in receipt of property management services from Balmoral. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, total net expenses related to Balmoral were $3.0 million, $2.2 million and $1.9 million, respectively.
Balkan Investment Company (“Balkan”) is a related party of the Company, because, as the sole shareholder of Scott Limited, it is the beneficial owner of more than 5% of the Company’s Ordinary shares. In the year ended December 31, 2025, a subsidiary of Dole sub-leased a portion of a building and provided other services to Balkan. Total income received was $0.2 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.
An entity affiliated with Pale Fire SE, the beneficial owner of more than 5% of the Company’s Ordinary shares, leases certain facilities from the Company. For the year ended December 31, 2025, the Company recognized rental and other income of approximately $0.4 million from the affiliate of this beneficial owner.
In September 2025, the C&C parties ceased to be a related party of the Company, upon the estate of Mr. Murdock’s disposition of its entire shareholding through a secondary offering of 11,917,263 shares of the Company’s Ordinary shares.
Net expenses from various companies of Mr. Murdock were $1.8 million through September 5, 2025, the closing date of the secondary offering. Net expenses were $3.7 million and $3.2 million for the years ended December 31, 2024, and December 31, 2023, respectively, which primarily related to the lease of equipment.
See Note 22 “Investments in Unconsolidated Affiliates” for details of transactions with equity method investees, Note 16 “Leases” for details of lease-related liabilities with related parties and Note 19 “Contingencies” for details of related party guarantees.

All other transactions with related parties were not material for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, and other outstanding receivables from and payables to related parties were not material as of December 31, 2025 and December 31, 2024.
NOTE 21 — STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2025, the Company was authorized to issue 600.0 million total shares of capital stock, consisting of 300.0 million shares of common stock and 300.0 million shares of preferred stock. As of December 31, 2025, there were 95.2 million shares of common stock outstanding and no shares of preferred stock outstanding.
A rollforward of share activity as of December 31, 2025 and December 31, 2024 was as follows:

Amount
(In thousands)
Outstanding shares as of December 31, 2023	94,929
Net shares issued related to stock-based compensation	112
Outstanding shares as of December 31, 2024	95,041
Net shares issued related to stock-based compensation	122
Outstanding shares as of December 31, 2025	95,163
Stock-Based Compensation
The Company’s primary stock-based compensation plan is the 2021 Omnibus Incentive Compensation Plan (“the Plan”), under which to date, share options and two different types of RSUs have been issued. The purpose of the Plan is to benefit and advance the interests of Dole by attracting, retaining and motivating participants and to compensate participants for contributions to the success of the Company. Upon exercise of stock options or vesting of RSUs, new shares are issued from existing authorization. A total of 7.4 million shares of the Company’s common stock were initially reserved for issuance pursuant to the Omnibus Plan. Upon the exercise of any option or vesting of any RSU, the related award is cancelled to the extent of the number of shares exercised or vested, and that number of shares is no longer available under the Plan. If any part of the award terminates without delivery of the related shares, the extent of the award will then be available for future grant under the Plan. As of December 31, 2025, there were 5.4 million shares available for future grant under the Plan and 1.4 million shares available for future issue under awards granted.
During the year ended December 31, 2025, the Company issued RSU awards under the Plan that vest over service periods ranging from one to three years. The Company also issued RSU awards that vest over a three-year period subject to the achievement of specified market conditions, including stock price targets (“share hurdle awards”) and relative total shareholder return compared to a defined peer group (“relative total shareholder awards”). Compensation expense under these awards that include a market condition, including previously issued awards in prior years, is determined based on the grant date fair value of the award using a Monte Carlo simulation approach.
Compensation expense for stock options is determined based on the grant date fair value of the award, calculated using the Black Scholes options-pricing model. Company stock options generally vest over a three year-service period and expire ten years from the date of grant. Forfeitures are estimated on the date of grant based on historical forfeiture rates, and compensation expense is adjusted based on actual forfeitures.
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, stock-based compensation expense related to the Plan was $6.9 million, $8.0 million and $6.1 million, respectively. Stock-based compensation expense related to the Plan is recorded in selling, marketing, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the assumptions used for estimating the fair values of the stock options and RSUs with a market condition upon grant date:

Type of Award	Risk-free interest rate	Expected volatility	Dividend yield

For the year ended December 31, 2025:
RSUs with a market condition[1]	3.9%	28.6%	2.2%
For the year ended December 31, 2024:
RSUs with a market condition	4.4%	30.0%	2.8%
For the year ended December 31, 2023:
RSUs with a market condition	4.0%	35.0%	2.8%
For the year ended December 31, 2022:
Stock options	2.1%	45.0%	2.5%
1 Dividend yield assumption is not applicable for relative total shareholder awards and thus only applies to share hurdle awards. The volatility range and stock return correlation valuation assumptions for the total shareholder award peer group were 20.7% to 56.4% and 0.42 to 0.68, respectively.

A rollforward of share-based compensation awards outstanding by number and weighted-average exercise price of stock options or weighted-average grant-date fair value of RSU’s and RSUs with a market condition for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was as follows:

	Stock Options		RSUs		RSUs with a market condition
	Number of shares	Weighted-average exercise price	Number of shares	Weighted-average grant date fair value	Number of shares	Weighted-average grant date fair value

	(Number of shares in thousands and weighted-average amounts are U.S. dollars per share)
Outstanding awards as of December 31, 2022	453	$15.72	412	$13.71	400	$13.59
Granted	—	—	253	12.06	209	16.95
Vested	—	—	(58)	10.24	—	—
Forfeited	—	—	(14)	13.52	(49)	11.65
Outstanding awards as of December 31, 2023	453	$15.72	593	$13.35	560	$15.01
Granted	—	—	278	11.66	229	13.19
Vested	—	—	(383)	14.20	—	—
Forfeited	—	—	—	—	(351)	13.85
Outstanding awards as of December 31, 2024	453	$15.72	488	$11.71	438	$14.29
Granted	—	—	326	14.41	189	20.52
Vested	—	—	(259)	11.90	(209)	16.95
Outstanding awards as of December 31, 2025	453	$15.72	555	$13.21	418	$14.71
The total unrecognized compensation cost related to the unvested awards as of December 31, 2025 was $8.1 million. The remaining unrecognized compensation cost as of December 31, 2025 will be recognized over a weighted-average period of approximately 1.9 years.

Dividends Declared
The following table summarizes dividends per share declared in the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Year Ended
December 31, 2025		December 31, 2024		December 31, 2023
Date Declared	Amount	Date Declared	Amount	Date Declared	Amount
	(U.S. Dollars)		(U.S. Dollars)		(U.S. Dollars)
2/25/2025	$0.08	2/28/2024	$0.08	11/15/2023	$0.08
5/9/2025	$0.085	5/14/2024	$0.08	8/16/2023	$0.08
8/8/2025	$0.085	8/13/2024	$0.08	5/17/2023	$0.08
11/7/2025	$0.085	11/13/2024	$0.08	3/6/2023	$0.08
The following table summarizes total dividends declared for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Dividends	$(32,376)	$(30,645)	$(30,750)
Dole’s ability to declare and pay dividends is subject to limitations contained in its various debt agreements. As of December 31, 2025, Dole had the ability to make dividend payments of $688.6 million before these limitations would come into effect.
See Note 25 “Subsequent Events” for additional detail on dividends declared and paid.
Share Repurchase Program
On November 7, 2025, the Board of Directors (the “Board”) authorized a share repurchase program (“Share Repurchase Program”) under which the Company may repurchase up to $100.0 million in the aggregate of its Ordinary shares with no set expiration date. Shares may be repurchased from time to time through open-market transactions or other methods. The timing and volume of repurchases will be at the discretion of the Company’s management and will be based on several factors including market conditions, available capital resources and alternative investment opportunities. The Share Repurchase Program does not obligate the Company to acquire any particular number of shares and may be suspended, modified or discontinued at any time at the Board’s discretion.
No shares were repurchased under the Share Repurchase Program for the year ended December 31, 2025.
See Note 25 “Subsequent Events” for additional detail on the Share Repurchase Program.

Accumulated Other Comprehensive Loss
Dole’s accumulated other comprehensive loss primarily consists of unrealized foreign currency translation gains and losses, unrealized derivative gains and losses and pension and postretirement obligation adjustments. A rollforward of the changes in accumulated other comprehensive loss, disaggregated by component, was as follows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023.

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2022	$40,417	$(36,938)	$(107,612)	$(104,133)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(557)	(11,161)	20,901	9,183
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	42	2,671	—	2,713
Gross amounts reclassified from accumulated other comprehensive loss	(20,669)	(3,679)	(254)	(24,602)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	5,170	878	—	6,048
Net other comprehensive income (loss) attributable to Dole plc	(16,014)	(11,291)	20,647	(6,658)
Balance as of December 31, 2023	$24,403	$(48,229)	$(86,965)	$(110,791)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	27,718	(14,135)	(41,526)	(27,943)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(6,768)	3,971	—	(2,797)
Gross amounts reclassified from accumulated other comprehensive loss	(30,573)	(1,978)	—	(32,551)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	7,346	556	—	7,902
Net other comprehensive (loss) income attributable to Dole plc	(2,277)	(11,586)	(41,526)	(55,389)
Balance as of December 31, 2024	$22,126	$(59,815)	$(128,491)	$(166,180)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(35,153)	(16,540)	83,557	31,864
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	8,435	2,381	—	10,816
Gross amounts reclassified from accumulated other comprehensive loss	7,982	(475)	—	7,507
Income tax effect of amounts reclassified from accumulated other comprehensive loss	(1,543)	69	—	(1,474)
Net other comprehensive (loss) attributable to Dole plc	(20,279)	(14,565)	83,557	48,713
Balance at December 31, 2025	$1,847	$(74,380)	$(44,934)	$(117,467)

The following table includes details about gross (gains) losses reclassified from accumulated other comprehensive loss by component of accumulated other comprehensive loss:

	(Gains) losses reclassified out of Accumulated Other Comprehensive Loss in the year ended
	December 31, 2025	December 31, 2024	December 31, 2023	Affected line item in the Statement of Operations

	(U.S. Dollars in thousands)
Fair value of Derivatives:
Interest rate swap contracts	$(14,038)	$(27,380)	$(29,130)	Interest expense
De-designation of certain interest rate swaps	(970)	—	—	Other (expense) income, net
Cash flow hedges	22,990	(3,193)	8,461	Cost of sales
Foreign currency translation	—	—	(253)	Other (expense) income, net
Pension and other postretirement benefits	(475)	(1,978)	(3,679)	Other (expense) income, net
Total (gains) reclassified	$7,507	$(32,551)	$(24,601)
NOTE 22 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of December 31, 2025, Dole’s investments in unconsolidated affiliates were $142.1 million, of which $135.6 million represented equity method investments, and $6.5 million represented investments in which Dole does not have significant influence. As of December 31, 2024, Dole’s investments in unconsolidated affiliates were $129.3 million, of which $126.2 million represented equity method investments, and $3.1 million represented investments in which Dole does not have significant influence. There are no significant investees in which Dole holds 20.0% or more of their voting stock that are not accounted for using the equity method of accounting.
Dole’s consolidated net income includes its proportionate share of the net income or loss of equity method investments in affiliates. When Dole records its proportionate share of net income, it increases equity method earnings in the consolidated statements of operations and the carrying value in that investment in the consolidated balance sheets. Conversely, when Dole records its proportionate share of a net loss, it decreases equity method earnings in the consolidated statements of operations and the carrying value in that investment in the consolidated balance sheets. Cash dividends received from investments in which Dole does not have significant influence are recorded in other (expense) income, net, and have historically not been significant.

Investments in Unconsolidated affiliates
A rollforward of the carrying amount of Dole’s investments in unconsolidated affiliates as of December 31, 2025 and December 31, 2024 was as follows:

Amount
(U.S. Dollars in thousands)
Carrying amount as of December 31, 2023	$131,704
Share of income after investee tax	16,187
Impairment of equity method investments	(7,158)
Additions	1,769
Equity method investment becoming subsidiary	(925)
Disposals	(985)
Dividends received from investments	(7,049)
Foreign exchange impact and other	(4,221)
Carrying amount as of December 31, 2024	129,322
Share of income after investee tax	20,405
Impairment of equity method investments	(869)
Additions	1,968
Disposals	(13,772)
Dividends received from investments	(12,688)
Fair value uplift on disposal of equity method investment interests	7,683
Foreign exchange impact and other	10,032
Carrying amount as of December 31, 2025	$142,081
The Company’s investees recognized investee income tax expense of $7.0 million, $4.9 million and $5.8 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, related to equity method investments. These amounts are included within equity method earnings in the consolidated statements of operations.
Impairment of equity method investment
For the year ended December 31, 2025, the Company recognized aggregate impairment losses of $0.9 million, related to investments in Chile and the Netherlands. For the year ended December 31, 2024, the Company recognized an impairment loss of $7.2 million on an investment in North America. Impairment losses for December 31, 2023 were not material.
Disposal of equity method investees
During the year ended December 31, 2025, Dole divested of a portion of ownership shares in an equity method investment located in the U.S. and recognized a gain in equity method earnings of $7.7 million ($6.9 million, net of income tax). The Company continues to hold ownership in the investment and will account for it as an investment in which the Company does not have significant influence. This disposal was part of a non-cash transaction whereby Dole effectively exchanged a portion of its ownership shares in this equity method investment for an additional shareholding in a non-wholly owned consolidated subsidiary in the U.S. During the year ended December 31, 2025, Dole also completed the sale of equity method investments in the Netherlands, recognizing an aggregate gain of $4.0 million.
During the year ended December 31, 2024, the Company disposed of its 26% investment in South African company which had a carrying value of $0.5 million as of the disposal date. As a result of this disposal, the Company recognized a loss of $0.5 million.
During the year ended December 31, 2023, the Company disposed of its 50% investment in a U.S. company, which had a carrying value of $1.1 million as of the disposal date. As a result of this disposal, the Company recognized a gain of $0.5 million.

Summarized Financial Information - Equity Method Investments
Summarized aggregated financial information for equity method investments for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 and as of December 31, 2025 and December 31, 2024 are as follows in the tables below. Unless stated otherwise, the information reflects the amounts reported in the financial statements of the investment entities rather than the share attributable to the Company.

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

Summary Statements of Operations:	(U.S. Dollars in thousands)
Revenue, net	$2,134,719	$1,977,013	$1,872,916
Cost of sales	(1,935,606)	(1,840,701)	(1,743,920)
Other activity	(157,713)	(105,718)	(103,921)
Net income	$41,400	$30,594	$25,075
Net income attributable to Dole plc	$20,405	$16,187	$14,721

	December 31, 2025	December 31, 2024

Summary Balance Sheets:	(U.S. Dollars in thousands)
Current assets	$457,780	$435,733
Non-current assets	354,488	290,138
Current liabilities	(328,770)	(338,855)
Non-current liabilities	(185,683)	(118,954)
Noncontrolling interest	(1,831)	(1,945)
Net assets	$295,984	$266,117
Dole plc share of net assets	116,462	104,670
Goodwill	19,115	21,504
Carrying amount of investments	$135,577	$126,174
Transactions with Unconsolidated affiliates
The following table presents sales to and purchases from investments in unconsolidated affiliates for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Sales	$150,146	$126,396	$127,642
Purchases	174,160	175,661	166,676
The following tables presents amounts due from and to investments in unconsolidated affiliates as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

	(U.S. Dollars in thousands)
Amounts due from investments in unconsolidated affiliates presented within trade receivables	$32,489	$26,053
Amounts due from investments in unconsolidated affiliates presented within other receivables	2,435	2,374
Amounts due to investments in unconsolidated affiliates presented within accounts payable	(11,745)	(9,788)
Amounts due from investments in unconsolidated affiliates presented within other assets	9,338	8,132

For the for the year ended December 31, 2025, the Company, as the lessor, recognized a gain of $4.1 million resulting from a sales-type lease to an unconsolidated affiliate.
Reconciliation of Equity Method Earnings
The following table provides a reconciliation of equity method earnings in the consolidated statements of operations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars in thousands)
Share of equity method earnings, net of investee tax	$20,405	$16,187	$14,721
Impairment of equity method investment interests	(869)	(7,158)	—
Loss on step-up acquisition of equity method investment interests	—	(196)	—
Recoveries of amounts previously reserved for equity method investment interests	257	—	—
Gain (loss) on disposal of equity method investment interests	10,921	(525)	470
Equity method earnings	$30,714	$8,308	$15,191
NOTE 23 — VARIABLE INTEREST ENTITIES
Judgment is used when determining (i) whether an entity is a VIE; (ii) who are the variable interest holders; (iii) the elements and degree of control that each variable interest holder has; and (iv) ultimately which party is the primary beneficiary.
Unconsolidated VIEs
The VIEs in which Dole has variable interests but is not the primary beneficiary are not consolidated and are accounted for using the equity method of accounting.
The Company holds variable interests in a fresh produce business, El Parque, which is considered a VIE in which Dole is not the primary beneficiary. On December 16, 2016, the Company acquired shares in El Parque. As of December 31, 2025, Dole has 50.000% of the series A shares and 49.995% of the series B shares in El Parque, with remaining series A shares held by Inversiones Dona Isidora Limitada (“IDI”) and remaining series B shares held by individual investors. The El Parque Board of Directors comprises four members, two from Dole and two from IDI.
Dole and IDI both have equal management representation on the board and equity participation, as only series A shares have voting rights. Further, all significant activities of El Parque are managed by the unanimous consent of the board. Therefore, Dole does not meet the power criteria required to be considered the primary beneficiary nor holds a controlling financial interest in El Parque.
During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company did not provide any financial support to or guarantees in respect of debt issued by El Parque. Dole’s maximum exposure to loss represents the amount that would be absorbed by the Company in the event that all assets held in El Parque had no value. As of December 31, 2025 and December 31, 2024, Dole’s maximum exposure to loss in El Parque was equivalent to the carrying value of its investment in the entity of $14.3 million and $11.8 million, respectively.
Consolidated VIEs
Dole consolidates the results of one VIE, EurobananCanarias S.A. (“EBC”), a Canary Islands fruit produce business, as Dole holds 50.0% of its shares and is deemed to be the primary beneficiary. Since EBC’s incorporation in 1993, Dole has had an economic interest of 50.0% and a power to appoint its managing director, who influences all decisions related to operations. Dole’s economic interest is not equal to the Company’s voting interest (decision making right for all relevant activities); thus, the conditions of Dole being the primary beneficiary are met, and EBC is consolidated. Dole has not provided any financial or other support to EBC during the periods presented within the consolidated financial statements.

NOTE 24 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the net income (loss) for the period attributable to shareholders of the Company by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) for the period attributable to shareholders of the Company by the weighted average number of shares outstanding after adjusting for the impact of all share options and RSUs with a dilutive effect. The Company uses the treasury stock method to calculate the dilutive effect of outstanding equity awards for diluted earnings (loss) per share.
The following table presents basic and diluted earnings (loss) per share for each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023

	(U.S. Dollars and shares in thousands, except per share amounts)
Income from continuing operations	$127,934	$172,299	$177,527
Less: Net income attributable to noncontrolling interests	(30,656)	(17,906)	(31,646)
Income from continuing operations attributable to Dole plc	97,278	154,393	145,881
Loss from discontinued operations, net of income taxes	(45,959)	(28,880)	(21,818)
Net income attributable to Dole plc	$51,319	$125,513	$124,063

Weighted average number of shares outstanding:
Weighted average number of shares – basic	95,145	94,967	94,917
Effect of share awards with a dilutive effect	757	504	201
Weighted average number of shares – diluted	95,902	95,471	95,118

Income (loss) per share:
Basic:
Continuing operations	$1.02	$1.63	$1.54
Discontinued operations	(0.48)	(0.31)	(0.23)
Net income per share attributable to Dole plc	$0.54	$1.32	$1.31
Diluted:
Continuing operations	$1.01	$1.62	$1.53
Discontinued operations	(0.48)	(0.30)	(0.23)
Net income per share attributable to Dole plc	$0.53	$1.32	$1.30
The average market value of the Company’s shares used for the purpose of calculating the dilutive effect of share options and RSUs with a market condition is based on quoted market prices for the period during which the awards were outstanding during the year. The calculation of diluted earnings (loss) per share for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 does not include the effect of certain awards, because to do so would be antidilutive.
NOTE 25 — SUBSEQUENT EVENTS
Dole evaluated subsequent events through March 2, 2026, the date that Dole’s consolidated financial statements were issued.
On February 24, 2026, the Board declared a cash dividend for the fourth quarter of 2025 of $0.085 per share, payable on April 8, 2026, to shareholders of record on March 18, 2026. On January 6, 2026, Dole paid a cash dividend of $0.085 per share, totaling $8.1 million, to shareholders for the third quarter dividend declared on November 7, 2025.

During the period from January 1, 2026 to February 24, 2026, the Company repurchased 300,000 Ordinary shares at an average price of $15.15 per share, totaling $4.5 million. As of February 25, 2026, approximately $95.5 million remained available for repurchase under the Share Repurchase Program.
In February 2026, the Company voluntarily prepaid the remaining principal balance of the vessel financing loans, amounting to $45.4 million.
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with U.S. GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Additionally, any projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with our policies and procedures.
Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, and under the oversight of the Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Attestation report of the registered public accounting firm.
KPMG, our independent registered public accounting firm, has audited the consolidated financial statements of Dole plc as of and for the year ended December 31, 2025, included herein, and has issued an audit report on our internal control over financial reporting, which is included elsewhere in this Form 10-K.

Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
Set forth below are the names, ages and positions of our directors and executive officers as of December 31, 2025. There have been no changes to our directors and executive officers through the filing date of this Annual Report.

Name	Age	Position
Carl McCann	72	Executive Chair and Director
Rory Byrne	65	Chief Executive Officer and Director
Johan Lindén	58	Chief Operating Officer and Director
Jacinta Devine	53	Chief Financial Officer and Director
Imelda Hurley	53	Director
Rose Hynes	68	Director
Michael Meghen	71	Director
Helen Nolan	68	Director
Jimmy Tolan	62	Director
Kevin Toland	60	Director
Our directors and executive officers are as follows:
Carl McCann, BBS, MA, FCA,
Appointed to the Board: February 2021
Nationality: Irish
Skills and experience: With over 40 years in the fresh produce industry, Carl began his career at KPMG before moving to work in Fyffes in 1980. During this time, he held roles of increasing leadership, including Finance Director, Vice Chairman and Executive Chairman, while also overseeing the execution of strategic priorities across the business. Carl was appointed Chairman of Fyffes in 2003, before assuming the role of Executive Chairman at Total Produce in 2006 and during his tenure he led Total Produce through numerous strategic initiatives and operational achievements, including its growth and expansion across European and North American markets, and more recently, its combination with Dole Food Company. Carl has served as our Executive Chair since 2021. In addition to these roles, he is also Chairman of Balmoral International Land Holdings Limited and serves on the boards of several other private family investment companies. Carl’s significant experience in the industry and his position as Dole’s Executive Chair provide the Board with valuable industry insight and expertise.
Education: Carl earned his undergraduate and master's degrees from Trinity College Dublin and is a Fellow of the     Institute of Chartered Accountants in Ireland.
Rory Byrne, B Comm, FCA,
Appointed to the Board: February 2021
Nationality: Irish
Skills and experience: Rory has over 30 years of experience in the fresh produce industry, having begun his career at Fyffes in 1988. At Fyffes, he held a number of senior positions including Finance Director of the Group’s U.K. business and Managing Director of its Spanish operations before becoming Managing Director of the General Produce Division in 2002. Rory was appointed Chief Executive Officer of Total Produce in 2006 and led Total Produce through 15 years of sustained profitability and significant acquisition-led and organic expansion, with total Group revenues more than tripling during his tenure. While serving as Chief Executive Officer, he also oversaw Total Produce's expansion into North American markets, including Total Produce's recent combination with Dole Food Company. He has served as our Chief Executive Officer since 2021. Rory is well recognized across the industry for his unique combination of leadership ability, strategic vision, creativity and strong drive for success which brings to the Board valuable insights in the market.

Education: Rory earned his undergraduate degree from University College Dublin and is a Fellow of the Institute of Chartered Accountants in Ireland.
Johan Lindén, BBA, MBA,
Appointed to the Board: July 2021
Nationality: Swedish
Skills and experience: Johan began his career at Dole Food Company in September 2000 within the European operations, initially serving as general manager at Dole Food Company’s value‐added operation until 2008. From 2005 to 2008, he additionally acted as Deputy General Manager for Dole Food Company’s Swedish wholesale operation before being promoted to General Manager Fresh Fruit Northern Europe and was, subsequently, promoted to President Dole Europe in October 2010. In 2015, Johan relocated to Dole Food Company’s U.S. corporate headquarters where he served as President and Chief Operating Officer before being appointed as President and Chief Executive Officer of Dole Food Company in 2017. He has served as our Chief Operating Officer since 2021 and brings unique operational expertise as a board member.
Education: Johan holds a B.B.A. in Business Administration from Schiller International University, Germany with some of his undergraduate studies being completed at Iowa State University. He attended graduate school at Harvard University and earned his MBA from the University of Cape Town.
Jacinta Devine, FCA,
Appointed to the Board: June 2022
Nationality: Irish
Skills and experience: Jacinta has almost 30 years’ experience in the fresh produce industry, having joined the Group in 1996, and provides the Board with financial expertise as a Board member. During the course of her career she has held a number of senior accounting and financial positions including Divisional Finance Director of Ireland and the U.K. Prior to her appointment as our Chief Financial Officer in 2022, Jacinta served as Company Secretary of Dole plc. Jacinta was appointed to the role of Company Secretary of Total Produce plc in 2017. During this time, she gained experience and knowledge in corporate governance matters for publicly traded companies.
Education: Jacinta is a Fellow of the Institute of Chartered Accountants in Ireland.
Imelda Hurley, FCA, BBS,
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Imelda was appointed to the Board of Total Produce as a Non-Executive Director in 2019 and was a member of the Audit and Nomination Committees.She is the Chief Executive Officer and an Executive Director of Coillte, Ireland’s commercial state forestry company which is responsible for managing over one million acres of primary forested land. In addition, she is a Non-Executive Director of IBEC, Ireland’s largest business representative group and has previously served as President of that organization. From 2014 to 2018, Imelda was an Executive Director and Chief Financial Officer at Origin Enterprises plc, an international agri-services business. Prior to this, she was based between Hong Kong and the People’s Republic of China where she was Chief Financial Officer & Head of Sustainability for PCH International, a Silicon Valley-backed product development and supply chain management business. She has also held various positions including that of Group Finance Director at Greencore Group plc and she worked in the Audit & Business Advisory practice of Arthur Andersen. Imelda has also been a member of the Board of Bord Gáis Eireann/ Ervia, where she served as Audit Committee Chair and brings public company governance expertise to the Board.
Education: Imelda holds a Bachelor of Business Studies from the University of Limerick in Ireland, is a Fellow of the Institute of Chartered Accountants in Ireland and has completed the Advanced Management Program at Harvard Business School.
Committee Membership: Audit Committee

Rose Hynes, BCL, AITI,
Lead Independent Director
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Rose was a director of Total Produce from November 2006. Since January 2021 she Chair of the Irish Aviation Authority which is the Aviation Regulator for Ireland. Rose has over 30 years of experience as a Non-Executive Director, senior executive and a commercial lawyer. In 1988, she joined GPA Group plc, the aircraft leasing and financing company, and held a number of senior management positions, including General Counsel and Head of the Commercial Department. She is a former Non-Executive Director of a number of companies, including Bank of Ireland, Fyffes plc, Aer Lingus Group plc and a former Chair of Bord Gáis, Shannon Group plc, Eir and Origin Enterprises plc. She also brings strong public company and board leadership experience.
Education: Rose is a lawyer and a University College Dublin law graduate. She is an Associate of the Irish Institute of Taxation and of the Chartered Institute of Arbitrators. She also holds a Diploma in Applied Finance from the Irish Management Institute.
Committee Membership: Nomination and Corporate Governance Committee (Chair)
Michael Meghen, BBS LLB,
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Michael was appointed to the Board of Total Produce as a Non-Executive Director in July 2018 and was Chair of the Compensation Committee and a member of the Nomination Committee. For 25 years, he was a senior corporate partner in Arthur Cox, Ireland’s leading legal firm, in which he held a number of senior leadership roles and where he specialized in mergers and acquisitions. His years with Arthur Cox coincided with a period of transformational growth both in the home market and internationally for many Irish businesses, and he led a diverse range of mergers, acquisitions and disposals across various industry sectors, including manufacturing, IT, hotels, retailing and distribution. Michael also has experience in the negotiation and implementation of acquisitions, joint ventures and commercial contracts in Europe and the U.S. as well as in Central and South America. He was formerly a non-executive director of Mars Foods Ireland Limited. Michael also adds broad legal expertise regarding matters facing Dole to the Board.
Education: Michael is a lawyer and holds degrees in business and in law from Trinity College Dublin.
Committee Membership: Compensation Committee (Chair), Nomination and Corporate Governance Committee.
Helen Nolan, B Comm, FCA,
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Helen was appointed to the board of Total Produce as a Non-Executive Director in July 2019 and was a member of the Audit Committee. She has extensive experience in senior leadership roles across a variety of industries. As a senior executive at Bank of Ireland Group plc, she held the roles of Group Secretary (2009-2019) and Group Chief Internal Auditor (2003-2009). Prior to that, she held a number of senior finance roles in banking and life and pensions businesses, including Divisional Finance Officer for the Capital Markets Division of Bank of Ireland. Helen was appointed to the Board of Aviva Life and Pensions Ireland DAC in 2020 and was appointed Chair in 2024, and where she also chairs the Nomination Committee. She is a Director and Chair of the Audit Committee of Companjon Insurance DAC and previously held the role of Director at Our Lady's Hospice and Care Services DAC. She is also President of the Institute of Directors Ireland, where she chairs the Nominations Committee. She chaired the Audit Committee of the Irish Department of Agriculture for a number of years and brings valuable governance expertise as a Board member.

Education: Helen is a Fellow of the Institute of Chartered Accountants in Ireland, having trained with KPMG. She holds a Bachelor of Commerce degree from University College Dublin and completed the Columbia Senior Executive Program at Columbia Business School, New York.
Committee Membership: Audit Committee
Jimmy Tolan, B Comm, FCA,
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Jimmy acted as an adviser to Total Produce on the initial investment in DFC Holdings in 2018 and served on the Board of Dole Food Company since 2018. Jimmy is currently Chair of Mater Private Network which is Ireland’s leading private hospital group. He has also served as Chair of a number of companies since 2015, including Carechoice which is a nursing home group and pharmacy group McCauley until its sale to Uniphar plc. Jimmy has over 30 years of experience in the fresh produce industry having joined Fyffes plc in 1990 where he led the Corporate Development function from 1995 until he was appointed Chief Executive Officer in 2006. In 2008, Jimmy was appointed Chief Executive Officer of VHI, Ireland’s largest health insurer and he subsequently led PwC Ireland’s healthcare advisory business between 2012 and 2014. Since 2015, Jimmy has been a non-executive chair of a number of organizations. He is a former chair of the Rehab Group, one of Ireland’s largest intellectual disability service providers. Jimmy brings governance and oversight expertise to the Board.
Education: Jimmy holds a Bachelor of Commerce degree and a Diploma in Professional Accounting from University College Dublin and is a Fellow of the Institute of Chartered Accountants in Ireland.
Committee Membership: Nomination and Corporate Governance Committee.
Kevin Toland, FCMA,
Appointed to the Board: July 2021
Nationality: Irish
Skills and experience: Kevin was appointed to the board of Total Produce as a Non-Executive Director in 2015 and is Chair of the Audit Committee and a member of the Compensation Committee (prior Chair). With over 30 years of senior leadership experience in the Beverage, Food, Nutrition, Aviation and Retail sectors, Kevin is Chair of Ornua, Gas Networks Ireland and C and D Foods. He was Chief Executive Officer of Aryzta AG (2017 to 2020) and prior to this he was Chief Executive Officer of daa plc (2013 to 2017). Kevin has also held various positions with Glanbia plc, including Executive director of Glanbia plc, Chief Executive and President of Glanbia USA and Global Nutritionals and Group Development Director. He has also worked with Coca Cola in Russia and Ireland and with Diageo in Budapest and Ireland in various senior leadership roles. Kevin has also served as a director of the Irish Business and Employers Confederation, including as Chair of the Finance and Audit Committee. Kevin adds a proven record of executive leadership to the Board.
Education: Kevin is a Fellow of the Chartered Institute of Management Accountants and holds a Diploma in Applied Finance from the Irish Management Institute.
Committee Membership: Audit Committee (Chair), Compensation Committee.
Committees of the Board of Directors
We have established the following committees of our Board of Directors.
Audit Committee
The Board has a separately designated standing Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee, among other things:
•reviews the audit plans and findings of our independent registered public accounting firm and our internal audit and risk review staff, as well as the results of regulatory examinations, and tracks management’s corrective action plans where necessary;

•reviews our financial statements, including any significant financial items and/or changes in accounting policies, with our senior management and independent registered public accounting firm;
•reviews our financial risk and control procedures, compliance programs and significant tax, legal and regulatory matters; and
•has the sole discretion to annually appoint our independent registered public accounting firm, evaluate its independence and performance and set clear hiring policies for employees or former employees of the independent registered public accounting firm.
The members of the Audit Committee are Kevin Toland (Chair), Imelda Hurley and Helen Nolan, all of whom meet the definition of “independent director” for purposes of serving on the audit committee under Rule 10A-3 of the Exchange Act and the NYSE corporate governance standards.
Nomination and Corporate Governance Committee
The Nomination and Corporate Governance Committee, among other things:
•reviews the performance of our Board of Directors and makes recommendations to our Board of Directors regarding the selection of candidates, qualification and competency requirements for service on our Board of Directors and the suitability of proposed nominees as directors;
•advises our Board of Directors with respect to the corporate governance principles applicable to us;
•oversees the evaluation of our Board of Directors;
•recommends guidelines or rules to cover specific categories of transactions; and
•reviews and approves in advance any proposed related person transactions.
The members of the Nomination and Corporate Governance Committee are Rose Hynes (Chair), Michael Meghen, and Jimmy Tolan.
Compensation Committee
The Compensation Committee, among other things:
•reviews, modifies and approves (or if it deems appropriate, makes recommendations to the full Board of Directors regarding) our overall compensation strategy and policies;
•reviews and approves the salaries, benefits and equity incentive grants of executive directors;
•reviews and approves corporate goals and objectives relevant to executive officer compensation, evaluates executive officer performance in light of those goals and objectives, and determines executive officer compensation based on that evaluation;
•reviews and approves the terms of any employment agreements, severance arrangements, change in control protections and any other compensatory arrangements for our executive officers; and
•oversees our compensation and employee benefit plans.
The members of the Compensation Committee are Michael Meghen (Chair), and Kevin Toland, both of whom are “non-employee” directors as defined in Rule 16b-3(b)(3) under the Exchange Act.
Indemnification
We maintain directors’ and officers’ liability insurance. Our Articles of Association include provisions indemnifying our directors and officers to the fullest extent permitted by law. We have entered into indemnification agreements with our directors to provide our directors and certain of their affiliated parties with additional indemnification and related rights.

Audit committee financial expert
Our Board of Directors has determined that each member of the audit committee (Kevin Toland, Imelda Hurley and Helen Nolan) is financially literate, and our Board of Directors has determined that each audit committee member qualifies as an audit committee financial expert, and each is independent as defined under the NYSE listing standards.
Corporate Governance
Dole plc is a company organized under the laws of Ireland and qualifies as a foreign private issuer under the NYSE corporate governance rules. As a foreign private issuer, we are permitted to follow home-country practice in some circumstances in lieu of the provisions of the corporate governance rules contained in Section 303A of the NYSE Listed Company Manual that are applicable to U.S. companies. In addition, we must disclose any significant ways in which our corporate governance practices differ from those followed by U.S. companies listed on the NYSE.
As a foreign private issuer, we are subject to different disclosure and other requirements than domestic U.S. registrants and non-emerging growth companies. For example, while we are electing to file the same periodic and current reports as a domestic U.S. registrant under the Exchange Act beginning with this Annual Report, we are not subject to the proxy rules applicable to domestic U.S. registrants under Section 14 of the Exchange Act or the short-swing profit rules applicable to domestic U.S. registrants under Section 16 of the Exchange Act. In addition, we may rely on exemptions from certain U.S. rules which permit us to follow Irish legal requirements rather than certain of the requirements that are applicable to U.S. domestic registrants.
We follow Irish laws and regulations that are applicable to Irish companies. However, Irish laws and regulations applicable to Irish companies do not contain provisions directly comparable to the U.S. proxy rules and the U.S. rules relating to the filing of reports on Form 10-Q or 8-K. While we intend to follow it, foreign private issuers are also exempt from Regulation Fair Disclosure, aimed at preventing issuers from making selective disclosures of material information. As a result of the above, even though we are electing to file reports on Form 8-K applicable to a domestic U.S. registrant, the information disclosed that we have made in previous reports or will make in future reports may be limited to what is required to make public pursuant to Irish law, or are required to distribute to shareholders generally, and that is material to us, and thus you may not receive information of the same type or amount that is required to be disclosed to shareholders of a U.S. company. The Company currently intends to follow the corporate governance requirements of the NYSE rather than home country practice. However, the Company cannot make any assurances that it will continue to follow such corporate governance requirements in the future, and may therefore, in the future, rely on available exemptions that would allow the Company to follow its home country practice. Unlike the requirements of the NYSE, there are currently no mandatory corporate governance requirements in Ireland that would require the Company to: (i) have a majority of the Board of Directors be independent; (ii) establish a nominating/governance committee; or (iii) hold regular executive sessions where only independent directors may be present.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics, which is posted on our website at https://www.doleplc.com/investor-relations/governance/governance-documents, that applies to all employees and each of our directors and officers, including our Chief Executive Officer and Chief Financial Officer. Written copies of the Code of Business Conduct and Ethics are available free of charge upon written request to us at the address on the first page of this Annual Report. If we make any substantive amendments to the code of ethics or grant any waivers, including any implicit waiver, from a provision of these codes to our Chief Executive Officer, Chief Financial Officer, we will disclose the nature of such amendment or waiver on our website.
Insider Trading Policies
The Company has adopted the Dole plc Insider Trading Policy which governs the purchase, sale and/or other disposition of the Company's securities by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, as well as the NYSE listing standards. A copy of the Dole plc Insider Trading Policy is filed as Exhibit 19.1 to this Report.

Item 11.        Executive Compensation.
This section describes the remuneration of the executive directors of Dole plc, Carl McCann, Executive Chair; Rory Byrne, Chief Executive Officer; Johan Lindén, Chief Operating Officer; and Jacinta Devine, Chief Financial Officer (collectively referred to herein as our “named executive officers”).
Objectives
Our policy on the remuneration of our named executive officers is designed to ensure that employment and remuneration conditions for senior executives effectively reward, retain and motivate them to perform in the best interests of shareholders.
Total Direct Pay Compensation
Total direct pay in Dole plc for our named executive officers consists of three components: (1) basic pensionable salary, non-pensionable salary, as applicable, and director fees (together defined as “Fixed Salary”), (2) annual non-equity incentive awards, and (3) annual equity awards under the Dole plc 2021 Omnibus Incentive Compensation Plan (the “Omnibus Plan”).
Following a review by the Compensation Committee and the information gathered by and advice received from FW Cook, the Compensation Committee approved the fiscal year 2025 compensation and benefits provided to our named executive officers as set forth in the table below. Annual non-equity incentive awards are determined based on the achievement of certain performance targets, and annual equity awards are granted under the Omnibus Plan. The table below reflects Fixed Salary with effect from January 1, 2025.

Name	Domestic Currency	Fixed Salary Domestic Currency	Annual Target Incentive Opportunity (% of Fixed Salary) Domestic Currency	Annual Target Equity Award (% of Fixed Salary) Domestic Currency
Carl McCann	Euro	€ 875,752	(70%) € 613,026	(100%) € 875,752
Rory Byrne	Euro	€ 834,364	(100%) € 834,364	(150%) € 1,251,546
Johan Lindén	Euro	€ 802,659	(100%) € 802,659	(100%) € 802,659
Jacinta Devine	Euro	€ 457,776	(75%) € 343,332	(75%) € 343,332

Our named executive officers are paid fees in respect of their director roles and responsibilities on the Board of Dole plc (“director fees”). These fees are commensurate with fees paid to non-employee directors of Dole plc and form part of their Fixed Salary.
We do not have any written employment agreements with the named executive officers governing their duties and responsibilities as our executive directors.
Compensation Committee Role
The remuneration of our named executive officers is set by our Compensation Committee. In determining the terms and the amounts of our named executive officers’ compensation, our Compensation Committee primarily considers the types and amounts paid by the Group’s peer group companies to individuals in similar roles, the experience and performance of each executive and the amount needed to attract or retain, as applicable, a particular executive officer. The Compensation Committee also considers the objectives of the Group’s executive compensation program when determining the types and amount of compensation to be provided to our named executive officers.
Benchmarking
The Compensation Committee has retained the services of FW Cook, an independent executive compensation consulting firm, to review and advise on the Group’s executive compensation program, including the competitiveness of the Group’s executive compensation programs relative to comparable companies. FW Cook provides the Compensation Committee with relevant market data relating to each named executive officer’s position at Dole plc.

The Compensation Committee reviews the external pay data provided by FW Cook to understand the relevant labor markets in which Dole plc competes for executive talent. To this end, multiple data sources are considered to facilitate a broad understanding of market pay rates. These sources include a custom group of industry peer companies agreed in conjunction with FW Cook. The custom peer group includes U.S. companies in related industries that roughly approximate Dole plc in terms of size across a variety of metrics, including annual revenues, Adjusted EBITDA and capitalization. The custom peer group is shown below and comprises twenty companies in comparable industries and is subject to periodic review.

B&G Foods
Campbell Soup
Casey’s General Stores
Conagra Brands
Darling Ingredients
Flowers Foods
Fresh Del Monte Produce
Grocery Outlet Holding
Ingredion
J&J Snack Foods
J.M. Smucker
Lamb Weston
Mission Produce
Pilgrim’s Pride
Post
Seaboard
Sprouts Farmers Market
TreeHouse Foods
United Natural Foods
Weis Markets
Fixed Salary
Fixed Salaries of named executive officers are reviewed annually by the Compensation Committee with regard to personal performance, Group performance and competitive market remuneration levels. Fixed Salaries of our named executive officers for 2025 included an increase of 2% over fiscal year 2024 levels.
Annual Incentive Plan
Our named executive officers are eligible for annual non-equity incentive awards under the annual incentive plans in place in Dole. These awards, save in exceptional circumstances, are capped at 200% of an executive officer’s Fixed Salary.
For 2025, the annual non-equity incentive awards for our named executive officers were determined based on the achievement of the approved Adjusted EBITDA performance budgetary goal for Dole under the Annual Incentive Plan (“the AIP”), and those awards are referred to hereafter as the “AIP awards”.

After determining the 2025 financial payout percentages, the Compensation Committee approved the following annual incentive cash payments. Amounts shown have, where relevant, been converted from euro into U.S. Dollars. Translations from euro into U.S. Dollars were made at the rate of €1.00 to $1.13121, being the average mid-rate for 2025.

Name	Target Incentive ($)	Financial Performance Rating (%)	Total Incentive Payment ($)
Carl McCann	693,462	137.13%	950,967
Rory Byrne	943,841	137.13%	1,294,320
Johan Lindén	907,976	137.13%	1,245,138
Jacinta Devine	388,381	137.13%	532,999

One-Time Transaction Awards

In 2023 the Compensation Committee introduced an incremental once off bonus opportunity that would apply to the successful completion of the Vegetables Transaction whereby the quantum of awards would be determined having regard to the level of cash generation, strategic benefit to the Group, complexity, effort and reduction in management time to a non-core activity. On completion of the Vegetables Transaction in 2025, Messrs. Byrne and Lindén received one time transaction cash awards equal to 100% of their Target AIP awards.
Equity Compensation Arrangements
Dole plc Employee Profit Sharing Scheme
We maintain employee profit sharing schemes for our Irish and U.K. employees, including our non-U.S. based named executive officers, under which the scheme trustees purchase shares in the market on behalf of the relevant employees. The maximum purchase that may be made by the Dole plc Employee Profit Sharing Scheme on behalf of any employee in any year is capped at €12,700, and each of the executives is appropriated shares of Dole plc from the scheme trust on the basis that the shares are not subject to vesting conditions and the executives have the benefit of all rights to the shares, except that the shares cannot be sold within two years of being appropriated to the executives.
In fiscal year 2025, a total of 2,777 ordinary shares in the Company were purchased by the trust at market value on behalf of the Messrs. McCann and Byrne and Ms. Devine under this scheme.
Dole plc 2021 Omnibus Incentive Compensation Plan
Long-term equity incentive awards assist us in recruiting and retaining individuals with ability and initiative by enabling such individuals to participate in our future success and aligning their interests with our interests and the interests of our shareholders. In consideration of the benefits of long-term equity incentive awards, we adopted the Omnibus Plan, which became effective upon the completion of the Transaction and provides for a broad range of award types that may be granted under the terms of the plan.
2025 Equity Awards
Fiscal year 2025 long-term incentive awards for the named executive officers were delivered entirely in the form of Restricted Stock Units (“RSUs”), 50% of which are subject to a market condition (the “RSUs with a market condition”) and 50% of which are subject solely to time-based vesting (the “Time-Based RSUs”). For the RSUs with a market condition, the number of shares earned may range from 0% to 200% of the target number of RSUs with a market condition granted based on share price and relative Total Shareholder Return (“TSR”) for the performance cycle ending February 28, 2028. The Time-Based RSUs will vest 100% on February 28, 2028.
2023 Equity Awards

Fiscal year 2023 long-term incentive awards for the named executive officers were delivered entirely in the form of Restricted Stock Units (“RSUs”), 50% of which are subject to a market condition (the “RSUs with a market condition”) and 50% of which are subject solely to time-based vesting, (the “Time-Based RSUs”). The Committee assessed the final outcome for the 2023 long-term incentive awards in January 2026 and determined that for the RSUs with a market condition granted based on share price for the performance cycle ending December 31, 2025, the performance against targets has resulted in a 150% vesting level, and for the Time-Based RSUs, the three year cliff vesting period was satisfied on December 31, 2025 and such RSUs have therefore vested at 100%.
Claw-Back Policies
All awards granted under the Omnibus Plan are subject to the terms of any recoupment policy currently in effect or subsequently adopted by the Board of directors or the Compensation Committee to implement Section 304 of the Sarbanes-Oxley Act of 2002 or Section 10D of the Exchange Act or as the Board of directors or the Compensation Committee otherwise deem appropriate (or with any amendment or modification of such recoupment policy adopted by the Board or the Compensation Committee), to the extent that such award (whether or not previously exercised or settled) or the value of such award is required to be returned to the Company, pursuant to the terms of such recoupment policy.
Further, subject to the terms of any recoupment policy, in the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to the Company’s material non-compliance with any financial reporting requirement under the federal securities laws, the Company shall recover any amount that a participant receives that exceeds the amount that otherwise would have been received had the award, including the annual incentive plan award, been determined based on the restated financial statements.
Severance and Change in Control Arrangements
We have adopted a severance plan (the “Executive Severance Plan”) for our named executive officers, which was effective from the completion of the Transaction. Under the terms of the Executive Severance Plan, the named executive officers would be eligible for severance benefits upon certain terminations of employment in connection with a change in control and also for lesser severance benefits upon certain terminations of employment not in connection with a change in control.
We further describe the severance and change in control arrangements provided under the Executive Severance Plan under the “Potential Payments Upon Termination or Change in Control” section below.
Furthermore, if there is a takeover, merger or consolidation of us by, with or into another corporation or a sale of substantially all of our Ordinary shares (a “Corporate Transaction”) that results in a change in control (as defined in the Omnibus Plan), and the outstanding awards under the Omnibus Plan are not assumed by the surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the Committee will cancel any outstanding awards that are not vested and non-forfeitable as of the consummation of such Corporate Transaction (unless the Committee accelerates the vesting of any such awards) and with respect to any vested and non-forfeitable awards, the Committee may either (i) allow all grantees to exercise options within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding awards (including options) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options) if the vested awards were settled or distributed or such vested options were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option exceeds the amount payable per ordinary share in the Corporate Transaction and the option is not assumed or replaced by the surviving company (or its parent company), such options will be cancelled without any payment to the grantee.
Potential Payments Upon Termination or Change in Control
In the event a named executive officer experiences an involuntary termination of employment from the Company that constitutes a severance from employment as a direct result of a workforce reduction, elimination of operations or job elimination, subject to the executive’s execution of a release of claims, the executive will be eligible for severance equal to the sum of (i) two weeks of the executive’s weekly salary for each year of the executive’s service (pro-rated for partial years) and (ii) an additional number of weeks up to six weeks.
The executive will not be entitled to the severance pay described above if the executive continues to be employed for any period of time after the scheduled date of his or her involuntary termination or is offered, but does not accept, a comparable position (as described in the Executive Severance Plan), with a successor or acquirer.

If the executive’s employment is terminated by the Company without “cause” or by the executive for “good reason” (as such terms are defined under the Executive Severance Plan) within twenty-four months following a “change in control” (as defined under the Executive Severance Plan), then the executive will be eligible to receive, subject to the executive’s execution of a release of claims and in lieu of the severance benefits described above (i) a payment equal to two times the sum of the executive’s base salary and target annual bonus, (ii) payment of a pro-rated annual bonus for the year in which the termination occurs, determined based on actual performance and (iii) twenty-four months’ continued participation in group health benefits or cash amounts in lieu thereof, as applicable.
Any severance benefits payable to our named executive officers under the Executive Severance Plan shall be reduced (but not below $0.00) by amounts otherwise payable to such executive under any other severance plan or arrangement with or of the Company and also by the amount of any statutory severance.
Summary Compensation Table(1)
The table below summarizes the compensation attributable to each of our named executive officers for the years 2025 and 2024. All amounts are shown in thousands.

Name and Principal Position	Year	Fixed Salary ($)	Bonus (2) ($)	Stock Awards (3) ($)	Stock Option Awards ($)	Non-equity Incentive Plan Compensation (4) ($)	All Other Compensation (5) ($)	Total ($)
Carl McCann	2025	991	—	1,158	—	951	—	3,100
Executive Chair, Dole plc	2024	929	—	999	—	986	—	2,914

Rory Byrne (6)	2025	1,082	1,181	1,655	—	1,294	210	5,422
Chief Executive Officer, Dole plc	2024	1,013	193	1,428	—	1,342	666	4,642

Johan Lindén	2025	908	908	1,062	—	1,245	187	4,310
Chief Operating Officer, Dole plc	2024	851	—	916	—	1,291	180	3,238

Jacinta Devine	2025	518	—	454	—	533	103	1,608
Chief Financial Officer, Dole plc	2024	486	—	392	—	552	97	1,527
(1) Amounts shown have, where relevant, been converted from euro into U.S. dollars. Translations from euro into U.S. dollars were made at the following rates: 2025: €1.00 to $1.13121 and 2024: €1.00 to $1.08192. These are the annual average mid rates for the respective periods as per the Dole Annual Financial Statements.
(2) Amounts shown include one time transaction cash awards for Mr. Byrne of $943,841 and for Mr. Lindén of $907,976.
(3) Amounts shown for 2025 and 2024 represent RSU awards granted under the Omnibus Plan.
(4) Amounts shown represent the AIP awards payable to the executive directors based on the achievement of the applicable performance goals under the AIP.
(5) Amounts shown represent the value of benefits paid by us, including all taxable expenses, health benefit payments, pension contributions and cash allowances in lieu of the prospective pension entitlements foregone. Specifically, for 2025: (i) for Mr. Byrne, the amount reflects $7,848 in motor expenses and $202,487 cash allowance in lieu of the pension entitlements foregone; (ii) for Mr. Lindén the amount reflects employer pension contributions of $72,638 and $108,011 cash in lieu of pension contributions and $6,337 for life assurance; (iii) for Ms. Devine, the amount reflects employer pension contributions of $103,568.
(6) Amounts for Mr. Byrne include remuneration paid to his wife, who is an employee of a subsidiary of Dole. See “13. Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End
As of December 31, 2025, our named executive officers held the following beneficial interests in stock options or other equity or equity-based grants under the Omnibus Plan.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares,Units or Other Rights That Have Not Vested (1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Carl McCann	106,026	—	—	16.00	07/29/2031	73,591	1,103,129	93,817	1,406,317
Rory Byrne	150,669	—	—	16.00	07/29/2031	105,171	1,576,513	134,077	2,009,814
Johan Lindén	89,285	—	—	16.00	07/29/2031	67,449	1,011,061	85,987	1,288,945
Jacinta Devine	—	—	—	—	—	28,851	432,476	36,780	551,332
(1) The vesting schedule for all outstanding unvested stock and unexercised stock options is as follows:

Grant Date	Grant Type	Vesting Schedule
07/30/2021	Stock Options	100% vested on July 30, 2024
03/06/2024	Time-Based RSUs	100% will vest on December 31, 2026 (40,452 for Mr. McCann, 57,811 for Mr. Byrne, 37,076 for Mr. Lindén, and 15,859 for Ms. Devine).
03/12/2025	Time-Based RSUs	100% will vest on February 28, 2028 (33,139 for Mr. McCann, 47,360 for Mr. Byrne, 30,373 for Mr. Lindén, and 12,992 for Ms. Devine).
03/06/2024	RSUs with a market condition	Subject to satisfaction of performance conditions, will vest on December 31, 2026 (60,678 for Mr. McCann, 86,717 for Mr. Byrne, 55,614 for Mr. Lindén, and 23,788 for Ms. Devine).
03/12/2025	RSUs with a market condition	Subject to satisfaction of performance conditions, will vest on February 28, 2028 (33,139 for Mr. McCann, 47,360 for Mr. Byrne, 30,373 for Mr. Lindén, and 12,992 for Ms. Devine).
(2) The market value of unearned shares is based on the December 31, 2025 closing share price of $14.99. The market value of unearned RSUs with a market condition assumes payout as assessed with a performance period ending December 31, 2025.
Pension, Retirement, Nonqualified Deferred Compensation or Similar Benefits
Mr. McCann and Mr. Byrne have agreed to cap their pension entitlements in line with the provisions of the Irish Finance Acts 2006 and 2011, and where applicable, receive a supplementary, taxable, non-pensionable cash allowance or a contribution to a defined contribution scheme in lieu of prospective pension entitlements. The actual cash allowances or contributions to a defined contribution scheme in lieu of the prospective pension entitlements foregone for 2025 was $202,487 for Mr. Byrne. No payments were made to Mr. McCann for 2025.
For 2025, Mr. Lindén is eligible to participate in a defined contribution scheme, and the cash contributions paid into this scheme for Mr. Lindén in 2025 were $72,638. Mr. Lindén also received $108,011 cash in lieu of pension contributions.
Ms. Devine is eligible to participate in a defined contribution scheme, and the cash contributions paid into this scheme for Ms. Devine in 2025 were $103,568.
NON-EMPLOYEE DIRECTOR COMPENSATION
We use a combination of cash and equity-based compensation to attract and retain qualified non-employee candidates to serve on the Board of directors. In setting non-employee director compensation, we consider the significant amount of time that directors expend in fulfilling their duties, as well as the skill sets each non-employee director brings as a member of the Board of directors.

Specifically, commencing with the completion of the Transaction, and having taken into account the information gathered from the compensation review and the advice received from FW Cook, each non-employee director member of the Dole plc board of directors is entitled to receive an annual cash retainer of $88,434 and an annual award of restricted stock units with a grant date value of $88,434, which vests in full on the one-year anniversary of the grant date. In addition, each committee chair also receives an annual cash retainer of $10,404.
With the exception of travel expenses, non-employee directors are not eligible for pension benefits, non-qualified deferred compensation or any other cash, equity award or other benefit or fringe benefit.
The following table presents the individual compensation and benefits provided to our non-employee directors during the fiscal years ended December 31, 2025 and December 31, 2024 and is shown in U.S. dollars and thousands:

Name	Year	Fees Earned in Cash (1)($)	Stock Awards (2) ($)	Total Fees ($)
Timothy George	2025 2024	34 87	0 87	34 174
Imelda Hurley	2025 2024	88 87	88 87	176 174
Rose Hynes	2025 2024	99 97	88 87	187 184
Michael Meghen	2025 2024	99 97	88 87	187 184
Helen Nolan	2025 2024	88 87	88 87	176 174
Jimmy Tolan	2025 2024	88 87	88 87	176 174
Kevin Toland	2025 2024	99 97	88 87	187 184
(1) All amounts shown are in U.S. dollars. Fees for Mr. George in 2025 are up to his date of resignation as a director on May 21, 2025.
(2) All stock awards listed above represent the annual award of Time-Based RSUs granted to the non-employee directors. They vest 100% on the first anniversary of the date of grant. The Time-Based RSUs granted in 2024 vested on June 2, 2025 and the Time-Based RSUs granted in 2025 will vest on May 21, 2026. The Time-Based RSUs awarded are entitled to cash dividend equivalents.

Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee is currently, or has been at any time, one of the Company’s officers or employees. None of the Company’s executive officers currently serves, or has served during the last year, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or compensation committee.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Beneficial Ownership Table
The following table sets forth the number and percentage of outstanding Ordinary shares beneficially owned by each person, or group of persons, known by us based on publicly available information as of February 25, 2026, to own beneficially more than five percent of our ordinary shares, each of our directors, each of our named executive officers and all directors and executive officers as a group.

	Ordinary Shares (#)	Ordinary Shares (%)	Stock Options (#) (4) (5)	Time-Based RSUs (#) (5)	RSUs with a market condition (#) (5)
Pale Fire Capital SE(1)	9,372,776	9.80%	N/A	N/A	N/A
Scott Limited(2)	7,299,275	7.70%	N/A	N/A	N/A
Victory Capital Management Inc.(3)	4,987,681	5.20%	N/A	N/A	N/A
Carl McCann	818,875	0.86%	106,026	73,591	93,817
Rory Byrne	528,291	0.56%	150,669	105,171	134,077
Johan Lindén	186,254	0.20%	89,285	67,449	85,987
Jacinta Devine	54,913	0.06%	—	28,851	36,780
Imelda Hurley	13,521	0.01%	—	6,197	—
Rose Hynes	21,063	0.02%	—	6,197	—
Michael Meghen	17,086	0.02%	—	6,197	—
Helen Nolan	20,647	0.02%	—	6,197	—
Jimmy Tolan	23,760	0.02%	—	6,197	—
Kevin Toland	27,947	0.03%	—	6,197	—
Total	23,372,089	24.50%	345,980	312,244	350,661
(1)The number of shares beneficially owned is based on information set forth in a Schedule 13F of Pale Fire Capital SE ("Pale Fire Capital"), filed with the SEC on February 13, 2026. The filing indicated that Pale Fire Capital held 9,372,776 Ordinary shares as of December 31, 2025.
(2)Consists of 7,299,275 Ordinary shares held directly by Scott Limited. Balkan Investment Unlimited Company (“BIUC”) is the sole shareholder of Scott Limited. As such, it may be deemed to beneficially own the Ordinary shares that Scott Limited owns. Mary McCann has indirect voting and dispositive power over the shares held by BIUC and related parties in Dole plc. Carl McCann is one of the sons of Mrs. McCann.
(3)The number of shares beneficially owned is based on information set forth in a Schedule 13F of Victory Capital Management Inc. (“Victory Capital Management”) filed with the SEC on February 13, 2026. The filing indicated that Victory Capital Management held 4,987,681 Ordinary shares as of December 31, 2025.
(4)All stock options listed in the table above have an exercise price of $16.00 per share and an expiration date of July 29, 2031.
(5) The vesting schedule for all outstanding unvested stock and stock options listed in the table above is as follows:

Grant Date	Grant Type	Vesting Schedule
07/30/2021	Stock Options	100% will vest on July 30, 2024
03/06/2024	Time-Based RSUs	100% will vest on December 31, 2026
03/12/2025	Time-Based RSUs	100% will vest on February 28, 2028
05/21/2025	Time-Based RSUs	100% will vest on May 21, 2026
03/06/2024	RSUs with a market condition	Subject to satisfaction of performance conditions, will vest on December 31, 2026
03/12/2025	RSUs with a market condition	Subject to satisfaction of performance conditions, will vest on February 28, 2028
Please see “Item 11. Executive Compensation - Potential Payments Upon Termination or Change in Control” for information regarding change in control arrangements.

Stock Ownership Guidelines
We recognize the importance of aligning our executive officers interests with those of our shareholders through the building of executive shareholdings in the Company. Dole plc has adopted shareholding guidelines, whereby our named executive officers will be required, under normal circumstances, to acquire a holding of shares in Dole plc equal to 100% of their Fixed Salary, typically over a five-year period, commencing on the date of their appointment to the Board.
As of December 31, 2025, all of our named executive officers had satisfied the required shareholding threshold.

Equity Compensation Plan Information
As discussed in greater detail in “Item 11. Executive Compensation”, the Company’s primary stock-based compensation plan is the 2021 Omnibus Incentive Plan, under which to date, share options and two different types of RSUs have been issued.
The following includes information about our Ordinary shares that may be issued under all of our share options and RSUs as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights[2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	1,425,685	$14.45	5,389,061
Equity compensation plans not approved by security holders	—	—	—
Total	1,425,685	$14.45	5,389,061
1.Equity compensation plans approved by security holders include the Company’s 2021 Omnibus Incentive Plan.
2.Included in the number of securities are 555,306 RSUs and 417,675 RSUs with a market condition that do not have an exercise price.
Item 13.        Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Party Transactions
Other than as described under “Item 11. Executive Compensation” or below, there have not been, nor are there any currently proposed, transactions or series of similar transactions meeting these criteria to which we have been or will be a party.
The C&C Parties which held Ordinary shares following the IPO and the Merger were entitled to certain registration rights pursuant to a registration rights agreement (the “Registration Rights Agreement”) entered into concurrently with the consummation of the Transaction. Pursuant to the Registration Rights Agreement, the C&C Parties were entitled to make long form and short form demands, subject to the conditions therein. On September 5, 2025, C&C Parties sold all of their Ordinary shares subject to the Registration Rights Agreement. The rights pursuant to the Registration Rights Agreement have ceased.
Our Articles of Association provide that we will indemnify our directors and officers to the fullest extent permitted by law. See “Indemnification” in “Item 10. Directors, Executive Officers and Corporate Governance” for further detail.
During the normal course of business, Dole has sales to and purchases from unconsolidated affiliates. Refer to Note 22 “Investments in Unconsolidated Affiliates” in the consolidated financial statements included in“Item 8. Financial Statements and Supplementary Data”.
The Company through two of its subsidiaries currently leases a number of properties for use in its normal trading activities from Balmoral International Land Holdings plc (“Balmoral”).
Balmoral is a related party to the Company because Mr. McCann, the Company’s Executive Chairman, is also the Chair of the Board of Balmoral.
The total net expense of all arrangements with Balmoral for each of the three years ended December 31, 2025, December 31, 2024 and December 31, 2023 is set out in Note 20 “Related Party Transactions” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.

An entity affiliated with Pale Fire SE, a beneficial owner of more than 5% of the Company’s ordinary shares, currently leases a property from a subsidiary of the Company. The income from this transaction is set out in Note 20 “Related Party Transactions” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
For further discussion on other significant related party transactions we entered into during the years ended December 31, 2025, December 31, 2024 and December 31, 2023, see Note 20 “Related Party Transactions” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data”.
Natalia Martinez, the spouse of Mr. Byrne, the Company’s Chief Executive Officer, is the Finance Director of EurobananCanarias S.A., one of the Company’s subsidiaries. Ms. Martinez has been an employee of the Group since 1994. Ms. Martinez’s total compensation is commensurate with the amounts paid to similarly situated employees.
David McCann, the brother of the Company’s Executive Chair Mr. Carl McCann, serves as an advisor to the Company through services rendered to Dole Management Services Limited, one of the Company’s subsidiaries. Mr. David McCann’s total compensation is commensurate with the amounts paid to similarly situated employees.
Policies and Procedures for Related Person Transactions
Our Board of Directors has adopted a written related person transaction policy that sets forth certain policies and procedures for the review and approval or ratification of related person transactions, which comprise any transaction, arrangement or relationship in which Dole plc or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” for purposes of such policy includes: (i) any person who is, or at any time during the applicable period was, one of our executive officers or one of the directors; (ii) any person who is known by us to be the beneficial owner of more than 5% of the Ordinary shares; (iii) any immediate family member of any of the foregoing persons (which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law) of a director, executive officer or a beneficial owner of more than 5% of our voting stock and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Ordinary shares; and (iv) any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.
It is the Company’s policy to enter into Related Person Transactions only when the Board of Directors, acting through the Nomination and Corporate Governance Committee, conducts a reasonable prior review and approves or ratifies such transaction in accordance with the procedures set forth in the policy.
Director Independence
As a foreign private issuer, under the listing requirements and rules of the NYSE, we are not required to have independent directors on our Board of Directors, except that our audit committee is required to consist fully of independent directors, subject to certain phase-in schedules. Our Board of Directors has determined that each of Imelda Hurley, Rose Hynes, Michael Meghen, Helen Nolan, Jimmy Tolan and Kevin Toland do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director and that each of these directors is “independent” as defined under NYSE rules.
We intend to comply with the director independence rules generally applicable to U.S. domestic companies listed on the NYSE. We may in the future decide to use the foreign private issuer exemption with respect to some or all of the NYSE corporate governance rules.
None of our directors have any service contracts with the Company or its subsidiaries; however, our executive directors have employment relationships that provide benefits on termination of employment, as described further in “Item 11. Executive Compensation.”

Item 14.        Principal Accountant Fees and Services
Our principal accountant for the years ended December 31, 2025 and December 31, 2024 was KPMG. We incurred the following fees from KPMG for professional services for the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024

Principal Accountant fees:	(U.S. Dollars in thousands)
Audit fees	$10,353	$9,768
Tax fees	400	386
Audit-related fees	50	1
All other fees	—	117
Total fees	$10,803	$10,272
“Audit fees” are the aggregate fees earned by KPMG for the audit of our consolidated annual financial statements, reviews of interim financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements. “Tax fees” are the aggregate fees charged by KPMG for professional services rendered for tax compliance activities. “Audit-related fees” are fees charged by KPMG for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.” This category comprises fees for agreed-upon procedures engagements and other attestation services subject to regulatory requirements. “All other fees” are fees billed in each of the last two fiscal years for products and services provided by KPMG, other than the services reported in the aforementioned categories in this section.
Audit Committee’s Pre-Approval Policies and Procedures
Our Audit Committee nominates and engages our independent registered public accounting firm to audit our consolidated financial statements. Our Audit Committee has a policy requiring management to obtain the Audit Committee’s approval before engaging our independent registered public accounting firm to provide any other audit or permitted non-audit services to us or our subsidiaries. Pursuant to this policy, which is designed to ensure that such engagements do not impair the independence of our independent registered public accounting firm, the Audit Committee reviews and pre-approves (if appropriate) specific audit and non-audit services in the categories of Audit Services, Audit-Related Services, Tax Services and any other services that may be performed by our independent registered public accounting firm. During the year ended December 31, 2025, all audit and non-audit services provided by our independent registered public accounting firm were pre-approved in accordance with such policies and procedures.

PART IV
Item 15.        Exhibits and Financial Statement Schedules
Consolidated Statements and Other Financial Information.
Refer to “Item 8. Financial Statements and Supplementary Data” for our Consolidated Financial Statements as of December 31, 2025 and December 31, 2024 and for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 and reports of our independent registered public accounting firm.
Consolidated Financial Statements
Reports of Independent Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024
Consolidated Statements of Operations for the Years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Cash Flows for the Years ended December 31, 2025, December 31, 2024 and December 31, 2023
Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2025, December 31, 2024 and December 31, 2023
Notes to the Consolidated Financial Statements

Supplemental Financial Statement Schedule
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1
Memorandum and Articles of Association of Dole plc (incorporated by reference to Exhibit 3.1 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

4.1
Description of Rights of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Registration Statement on Form 8-A (File No. 333-257621) that was filed on July 29, 2021 by Dole plc)

10.1
Credit Agreement, dated as of March 26, 2021, among Total Produce plc, the lenders from time to time party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.2
Transaction Agreement, dated February 16, 2021, among Total Produce plc, Total Produce USA Holdings Inc., Dole plc (formerly known as Pearmill Limited), TP-Dole Merger Sub, LLC, DFC Holdings, LLC, The Murdock Group, LLC, Castle & Cooke Holdings, Inc. and Dolicious Corporation (incorporated by reference to Exhibit 10.9 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.3
Amendment No. 1 to Transaction Agreement, dated April 23, 2021, among Total Produce plc, Total Produce USA Holdings Inc., Dole plc (formerly known as Dole Limited and Pearmill Limited), TP-Dole Merger Sub, LLC, DFC Holdings, LLC, The Murdock Group, LLC, Castle & Cooke Holdings, Inc. and Dolicious Corporation (incorporated by reference to Exhibit 10.10 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.4
Registration Rights Agreement, dated August 3, 2021, among Dole plc and The Murdock Group, LLC, Castle & Cooke Holdings, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Form 20-F (File No. 001-40695), filed with the Securities and Exchange Commission on March 22, 2022)

10.5	†
Dole plc 2021 Omnibus Compensation Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.6	†
Form of Dole plc 2021 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.12 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.7	†
Form of Dole plc 2021 Omnibus Incentive Compensation Plan Stock Option Agreement for Named Executive Officers (incorporated by reference to Exhibit 10.13 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.8	†
Form of Dole plc 2021 Omnibus Incentive Compensation Plan Restricted Stock Unit Award Agreement for Non-Employee Director (incorporated by reference to Exhibit 10.14 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.9	†	Dole plc Executive Severance Plan (incorporated by reference to Exhibit 10.19 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)
10.10	†
Form of Indemnification Agreement between Dole and each of its executive officers and Directors dated as of July 18, 2021 (incorporated by reference to Exhibit 10.15 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.11	†
Offer Letter between Dole Food Company, Inc and Johan Lindén, dated July 8, 2015 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.12	†
Retention Agreement between Dole Food Company, Inc. and Johan Lindén, dated June 14, 2018 (incorporated by reference to Exhibit 10.18 to the Registrant’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

10.13
Amendment No. 6, dated May 23, 2024 to Credit Agreement dated as of March 26, 2021, among Total Produce plc, the lenders from time to time party thereto and Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.13 to the Registrant’s Form 20-F (File No. 001-40695), filed with the Securities and Exchange Commission on March 11, 2025)

10.14
Amended and Restated Credit Agreement dated as of May 1, 2025, among Dole plc, the lenders from time to time party thereto, Coöperatieve Rabobank U.A., New York Branch, as administrative agent and collateral agent and AgFirst Farm Credit Bank, as farm credit administrative agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 6-K (File No. 001-04695), filed with the Securities and Exchange Commission on May 1, 2025)

19.1		Insider Trading Policy (incorporated by reference to Exhibit 11.1 to the Registrant’s Form 20-F (File No. 001-40695), filed with the Securities and Exchange Commission on March 11, 2025)
21.1		List of Significant Subsidiaries (incorporated by reference to Exhibit 22.1 to the Registrant’s Form F-1 (File No. 333-257621), filed with the Securities and Exchange Commission on July 2, 2021).
23.1	*	Consent of Independent Registered Public Accounting Firm
31.1	*	Certification by Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	*	Certification by Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	*	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1		Executive Officer Clawback-Policy (incorporated by reference to Exhibit 97.1 to the Registrant's Form 20-F (File No. 001-40695), filed with the Securities and Exchange Commission on March 28, 2024)

101.INS	*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	*	Inline XBRL Schema Document
101.CAL	*	Inline XBRL Calculation Linkbase Document
101.DEF	*	Inline XBRL Definition Linkbase Document
101.LAB	*	Inline XBRL Label Linkbase Document
101.PRE	*	Inline XBRL Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
† Management contract or compensatory plan or arrangement.
Item 16.        Form 10-K Summary
Not applicable.

DOLE PLC
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2026	DOLE PLC (Registrant)

By:	/s/ Rory Byrne
Rory Byrne
Chief Executive Officer
(Principal Executive Officer)

Date: March 2, 2026	DOLE PLC (Registrant)

By:	/s/ Jacinta Devine
Jacinta Devine
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 2nd day of March, 2026:

By:	/s/ Rory Byrne
Rory Byrne
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jacinta Devine
Jacinta Devine
Chief Financial Officer
(Principal Financial & Accounting Officer)

By:	/s/ Johan Linden
Johan Linden
Chief Operating Officer
(Principal Operating Officer)

By:	/s/ Carl McCann
Carl McCann
Executive Chairman

By:	/s/ Imelda Hurley
Imelda Hurley
Director

By:	/s/ Rose Hynes
Rose Hynes
Director

By:	/s/ Michael Meghan
Michael Meghan
Director

By:	/s/ Helen Nolan
Helen Nolan
Director

By:	/s/ Jimmy Tolan
Jimmy Tolan
Director

By:	/s/ Kevin Toland
Kevin Toland
Director