Form 10-Q
period 2026-03-31
Dole plc
filed 2026-05-11
CIK 1857475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 001-40695

____________________

Dole plc
(Exact name of registrant as specified in its charter)

Ireland	98-1610692
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

29 North Anne Street, Dublin 7
D07 PH36	N/A
Ireland

101 South Tryon Street, Suite 600, Charlotte, NC
United States	28280
(Address of principal executive oﬃces)	(zip code)

353-1-887-2600
Registrant’s telephone number, including area code

_____________________

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value per share	DOLE	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 1, 2026, there were 95,158,950 Ordinary shares of Dole plc issued and outstanding.

Background and Certain Defined Terms
In this report, unless otherwise specified, the terms “we”, “our”, “us”, the “Group”, the “Company” and “Dole” refer to Dole plc, individually or together with its subsidiaries, as the context may require. References to “Dole plc” refer to the registrant.

The term “Annual Report on Form 10-K” refers to Dole’s annual report on Form 10-K for the year ended December 31, 2025, filed on March 2, 2026 by Dole plc (File No. 001-40695).

The term “Credit Agreement” refers to the March 26, 2021 credit agreement with Coöperatieve Rabobank U.A., New York Branch, as amended and restated from time to time.
Other key terms are defined throughout this report in their first instance, if practical.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to our operations, results of operations and other matters that are based on our current expectations, estimates, assumptions and projections. Our actual results could differ materially from the forward-looking statements included herein. Statements regarding our future and projections relating to products, sales, revenue, expenditures, costs and earnings are typical of such statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K. If the risks or uncertainties ever materialize or the assumptions prove incorrect, they could affect the business and results of operations of the Company which may differ materially from those expressed or implied by such forward-looking statements and assumptions.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DOLE PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	December 31, 2025

ASSETS	(U.S. Dollars and shares in thousands)
Cash and cash equivalents	$273,168	$267,854
Short-term investments	6,721	6,418
Trade receivables, net of allowances for credit losses of $21,028 and $20,558, respectively	592,602	539,840
Grower advance receivables, net of allowances of $36,715 and $37,915, respectively	122,957	143,426
Other receivables, net of allowances of $17,131 and $17,027, respectively	130,483	121,355
Inventories, net of allowances of $3,506 and $3,659, respectively	490,825	509,260
Prepaid expenses	77,960	70,007
Other current assets	16,598	17,891
Assets held for sale	78,506	75,689
Total current assets	1,789,820	1,751,740
Long-term investments	13,330	13,827
Investments in unconsolidated affiliates	140,788	142,082
Actively marketed property	53,231	53,231
Property, plant and equipment, net of accumulated depreciation of $619,739 and $619,706, respectively	1,057,452	1,081,656
Operating lease right-of-use assets	404,388	371,366
Goodwill	431,329	434,345
DOLE® brand	306,280	306,280
Other intangible assets, net of accumulated amortization of $133,304 and $133,022, respectively	17,371	18,997
Other assets	142,018	133,931
Deferred tax assets, net	93,059	88,669
Total assets	$4,449,066	$4,396,124
LIABILITIES AND EQUITY
Accounts payable	$702,770	$712,483
Income taxes payable	27,191	21,805
Accrued liabilities	477,705	517,989
Bank overdrafts	12,696	9,611
Current portion of long-term debt, net	40,633	57,668
Current maturities of operating leases	78,501	71,379
Payroll and other tax	37,256	36,320
Contingent consideration	3,734	3,252
Pension and other postretirement benefits	18,552	18,699
Liabilities held for sale	16,331	14,047
Dividends payable and other current liabilities	16,064	31,228
Total current liabilities	1,431,433	1,494,481
Long-term debt, net	870,176	799,814
Operating leases, less current maturities	331,951	306,566
Deferred tax liabilities, net	94,770	90,100
Contingent consideration, less current portion	889	500
Pension and other postretirement benefits, less current portion	133,010	135,900
Other long-term liabilities	67,956	66,990
Total liabilities	$2,930,185	$2,894,351
Contingencies (See Note 16)
Redeemable noncontrolling interests	31,917	29,716
Stockholders’ equity:
Common stock — $0.01 par value; 300,000 shares authorized; 95,158 and 95,163 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	955	952
Additional paid-in capital	798,607	804,247
Retained earnings	699,467	676,371
Accumulated other comprehensive loss	(122,992)	(117,467)
Total equity attributable to Dole plc	1,376,037	1,364,103
Equity attributable to noncontrolling interests	110,927	107,954
Total equity	1,486,964	1,472,057
Total liabilities, redeemable noncontrolling interests and equity	$4,449,066	$4,396,124

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(U.S. Dollars and shares in thousands, except per share amounts)
Revenues, net	$2,342,175	$2,099,404
Cost of sales	(2,157,182)	(1,917,211)
Gross profit	184,993	182,193
Selling, marketing, general and administrative expenses	(123,780)	(118,412)
Gain on disposal of businesses	1,192	361
Gain on asset sales	667	3,801
Impairment and asset write-downs of property, plant and equipment and lease assets	(1,112)	(38)
Operating income	61,960	67,905
Other income (expense), net	4,538	(348)
Interest income	4,205	3,040
Interest expense	(12,586)	(17,182)
Income from continuing operations before income taxes and equity earnings	58,117	53,415
Income tax expense	(21,982)	(17,578)
Equity method earnings	1,600	8,292
Income from continuing operations	37,735	44,129
Income from discontinued operations, net of income taxes	—	30
Net income	37,735	44,159
Income attributable to noncontrolling interests	(6,438)	(5,247)
Net income attributable to Dole plc	$31,297	$38,912

Income per share - basic:
Continuing operations	$0.33	$0.41
Discontinued operations	—	—
Net income per share attributable to Dole plc - basic	$0.33	$0.41

Income per share - diluted:
Continuing operations	$0.33	$0.41
Discontinued operations	—	—
Net income per share attributable to Dole plc - diluted	$0.33	$0.41

Weighted-average shares:
Basic	95,168	95,109
Diluted	95,758	95,677

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars in thousands)
Net income	$37,735	$44,159
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	5,751	(12,000)
Foreign currency translation adjustment	(12,046)	32,507
Total other comprehensive (loss) income	(6,295)	20,507
Comprehensive income	31,440	64,666
Comprehensive income attributable to noncontrolling interests	(5,668)	(8,238)
Comprehensive income attributable to Dole plc	$25,772	$56,428

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025

Operating Activities	(U.S. Dollars in thousands)
Net income	$37,735	$44,159
Income from discontinued operations, net of taxes	—	(30)
Income from continuing operations	37,735	44,129
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	28,068	26,544
Impairment and asset write-downs of property, plant and equipment and lease assets	1,112	38
Net gain on sale of assets	(667)	(3,801)
Net gain on sale of businesses	(1,192)	(361)
Net (gain) loss on financial instruments	(6,128)	4,822
Stock-based compensation expense	1,538	1,447
Equity method earnings	(1,600)	(8,292)
Amortization of debt discounts and debt issuance costs	786	1,290
Deferred tax benefit	(1,269)	(516)
Pension and other postretirement benefit plan cost	2,142	1,364
Dividends received from equity method investments	2,114	197
Gain on insurance proceeds	—	(1,407)
Other	10	(1,365)
Changes in operating assets and liabilities:
Receivables, net of allowances	(43,266)	(144,356)
Inventories	16,539	1,420
Prepaids, other current assets and other assets	(16,664)	(1,745)
Accounts payable, accrued liabilities and other liabilities	(41,725)	1,803
Net cash used in operating activities - continuing operations	(22,467)	(78,789)
Investing activities
Sales of assets	1,644	4,824
Capital expenditures	(17,758)	(52,836)
Proceeds from sale of businesses, net of transaction costs and cash transferred	4,968	361
Insurance proceeds	—	15,826
Net sales of unconsolidated affiliates	223	—
Other	85	(13)
Net cash used in investing activities - continuing operations	(10,838)	(31,838)
Financing activities
Proceeds from borrowings and overdrafts	462,060	312,077
Repayments on borrowings and overdrafts	(403,176)	(248,815)
Dividends paid to shareholders	(8,599)	(7,765)
Dividends paid to noncontrolling interests	(2,042)	(2,192)
Repurchases of Ordinary shares	(4,644)	—
Tax payments for net settlement of share-based payments	(3,116)	—
Payment of contingent consideration	—	(38)
Net cash provided by financing activities - continuing operations	40,483	53,267
Effect of foreign exchange rate changes on cash	(1,864)	5,954
Net cash used in operating activities - discontinued operations	—	(22,054)
Net cash used in investing activities - discontinued operations	—	(1,737)
Cash used in discontinued operations, net	—	(23,791)
Increase (decrease) in cash and cash equivalents	5,314	(75,197)
Cash and cash equivalents at beginning of period, including discontinued operations	267,854	331,719
Cash and cash equivalents at end of period, including discontinued operations	$273,168	$256,522
Supplemental cash flow information:
Income tax payments, net of refunds	$(12,935)	$(9,465)
Interest payments on borrowings	$(13,736)	$(16,657)

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2025	$952	$804,247	$676,371	$(117,467)	$1,364,103	$107,954	$1,472,057	$29,716
Net income	—	—	31,297	—	31,297	5,431	36,728	1,007
Dividends declared	—	—	(8,201)	—	(8,201)	(1,598)	(9,799)	(444)
Stock-based compensation	3	1,535	—	—	1,538	—	1,538	—
Share repurchases of Ordinary shares	—	(4,644)	—	—	(4,644)	—	(4,644)	—
Other noncontrolling interest activity, net	—	(2,225)	—	—	(2,225)	52	(2,173)	1,190
Other redeemable noncontrolling interest activity, net	—	(306)	—	—	(306)	—	(306)	306
Other comprehensive (loss) income, net of income tax	—	—	—	(5,525)	(5,525)	(912)	(6,437)	142
Balance as of March 31, 2026	$955	$798,607	$699,467	$(122,992)	$1,376,037	$110,927	$1,486,964	$31,917

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$950	$801,099	$657,430	$(166,180)	$1,293,299	$106,065	$1,399,364	$35,554
Net income	—	—	38,912	—	38,912	1,457	40,369	3,525
Dividends declared	—	—	(7,735)	—	(7,735)	(1,929)	(9,664)	(261)
Stock-based compensation	1	1,446	—	—	1,447	—	1,447	—
Other noncontrolling interest activity, net	—	(5,623)	—	—	(5,623)	(1,325)	(6,948)	(5,641)
Other redeemable noncontrolling interest activity, net	—	(2)	—	—	(2)	—	(2)	2
Other comprehensive income (loss), net of income tax	—	—	—	17,516	17,516	3,056	20,572	(65)
Balance as of March 31, 2025	$951	$796,920	$688,607	$(148,664)	$1,337,814	$107,324	$1,445,138	$33,114

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
NOTE 2 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The financial statements herein are prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. As such, the interim financial statements do not include all information and notes required for annual financial statements. In the opinion of management, the unaudited condensed consolidated financial statements of Dole include all necessary adjustments, which are of a normal recurring nature, to present fairly Dole’s financial position, results of operations and cash flows.
Dole’s unaudited condensed consolidated financial statements include the accounts of majority-owned subsidiaries over which Dole exercises control, entities that are not majority-owned but require consolidation, because Dole has the ability to exercise control over operating and financial policies or has the power to direct the activities that most significantly impact the entities’ economic performance, and all variable interest entities (“VIEs”) for which Dole is the primary beneficiary.
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
Interim results are subject to seasonal variations and are not necessarily indicative of the results of operations for a full year. Dole’s operations are sensitive to a number of factors, including weather-related phenomena and its effects on industry volumes, prices, product quality and costs. Operations are also sensitive to fluctuations in foreign currency exchange rates, as well as economic conditions and security risks. The interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K.
For further information on management estimates and Dole’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K. Management believes that there have been no material changes from the significant accounting policies disclosed in the Annual Report on Form 10-K.

NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
New Accounting Pronouncements Not Yet Adopted
ASU 2024-03 and ASU 2025-01 – Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which enhances interim and annual disclosure requirements of certain costs and expenses, including the disaggregation of each relevant expense caption of the income statement into certain expense categories, such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion and amortization recognized as part of oil- and gas-producing activities. Additionally, the FASB issued ASU 2025-01 in January 2025 to clarify the effective date. The amendments in this update are effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.
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

NOTE 4 — ACQUISITIONS AND DIVESTITURES
Vegetables Exit Process
On August 5, 2025, the Company completed the sale of its fresh vegetables (“Fresh Vegetables”) division to OG Holdco LLC (the “Vegetables Transaction”). The Vegetables Transaction comprised substantially all of the assets and liabilities of the former Fresh Vegetables reportable segment. As a result of the Company’s exit of the Fresh Vegetables division, its results are reported separately as discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three months ended March 31, 2025. Additionally, its cash flows have been separately stated as discontinued operations in the condensed consolidated statements of cash flows for the three months ended March 31, 2025.
In the three months ended March 31, 2026, the Company received incremental cash inflows from the Vegetables Transaction of $3.3 million related to amounts released from escrow, which are included within continuing operations proceeds from the sale of businesses in the condensed consolidated statements of cash flows.
Dole does not anticipate having significant continuing involvement with the Fresh Vegetables division with the exception of limited transition services arrangements that have not been and are not expected to be material to Dole’s continuing operations. Any subsequent transactions with OG Holdco LLC will be at arms-length terms.
The following table present the results of the Fresh Vegetables division as reported in income from discontinued operations, net of income taxes, in the condensed consolidated statements of operations.

Three Months Ended
March 31, 2025

(U.S. Dollars in thousands)
Revenues, net	$244,993
Cost of sales	(225,587)
Gross profit	19,406
Selling, marketing, general and administrative expenses	(10,626)
Transaction and other operating costs	(123)
Operating income from discontinued operations	8,657
Other income, net	499
Net interest income[1]	39
Income from discontinued operations before income taxes	9,195
Loss on classification as held for sale before income taxes	(10,214)
Total loss from discontinued operations before income taxes	(1,019)
Income tax benefit	784
Loss from discontinued operations attributable to noncontrolling interests	265
Income from discontinued operations, net of income taxes	$30
1 Net interest income presented within discontinued operations is net of interest expense.
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
The sales and purchase agreements for the Port Sale Transaction contain customary representations, warranties, covenants and indemnification provisions, and the consummation of the Port Sale Transaction is subject to regulatory approvals under the laws of Ecuador (“regulatory approval”) (collectively, the “Port Sale closing conditions”). The Port Transaction is expected to close in the second quarter of 2026 at a net gain, subject to the Port Sale closing conditions. The Company is expected to continue to utilize the Ecuadorian Port Business after closing pursuant to an agreement with the Port Buyer to provide terminal services on arm’s length terms, including the loading and discharging of containers.

As a result of the planned disposal of Ecuadorian Port Business, its assets and liabilities (“Port disposal group”) have been reclassified into held for sale as of December 31, 2025. See Note 11 “Assets Held for Sale and Actively Marketed Property” for additional detail.
See Note 20 “Subsequent Events” for additional detail.
Other Acquisitions and Divestitures
The Company normally engages in acquisitions to grow its business and product offerings and in divestitures to align with Dole’s long-term strategy. Acquisitions and divestitures of subsidiaries in the three months ended March 31, 2026 and March 31, 2025 were not material. Changes to goodwill were primarily driven by foreign currency translation in the three months ended March 31, 2026.
NOTE 5 — REVENUE
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
Revenue also includes service revenue, which includes third-party freight services and royalties for the use of the Company’s brands and trademarks. Additionally, the Company maintains a commercial cargo business where revenue is earned by providing handling and transportation services of containerized cargo on the Company’s vessels. Net service revenues were less than 10% of total revenue for the three months ended March 31, 2026 and March 31, 2025.
The following table presents the Company's disaggregated revenue by similar types of products and services for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars in thousands)
Diversified produce	$1,398,615	$1,215,268
Tropical fruit	826,563	779,569
Health foods and consumer goods	39,925	35,347
Commercial cargo	44,938	47,559
Other[1]	32,134	21,661
Total revenue, net	$2,342,175	$2,099,404
The following table presents the Company's disaggregated revenue by channel for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

Third party revenue:	(U.S. Dollars in thousands)
Retail	$1,303,970	$1,163,266
Wholesale	830,966	737,243
Food service	102,526	103,106
Commercial cargo	44,938	47,559
Other[2]	22,792	15,787
Revenue from sales to unconsolidated affiliates	36,983	32,443
Total revenue, net	$2,342,175	$2,099,404

1 In the current period, certain logistics revenue previously reported in the “Diversified produce” category are presented in the “Other” category to better represent the nature of this revenue, and the prior period amounts have been recast to conform to the current period presentation.
2 In the current period, certain logistics revenue previously reported in the “Retail” and “Wholesale” categories are presented in the “Other” category to better represent the nature of this revenue, and the prior period amounts have been recast to conform to the current period presentation.
NOTE 6 — SEGMENTS
Dole has the following three reportable segments, which align with the manner in which the business is managed: Fresh Fruit, Diversified Fresh Produce – Europe, the Middle East and Africa (“Diversified Fresh Produce – EMEA”) and Diversified Fresh Produce – Americas and the Rest of World (“Diversified Fresh Produce – Americas & ROW”). The Company’s reportable segments are based on (i) financial information reviewed by the Chief Operating Decision Maker (“CODM”), defined as the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”), (ii) internal management and related reporting structures and (iii) the basis upon which the CODM assesses performance and allocates resources.
Fresh Fruit: The Fresh Fruit reportable segment primarily sells bananas, pineapples and plantains which are sourced from Dole‑owned and leased farms or local growers, predominately located in Latin America, and sold throughout North America, Europe, Latin America and Asia. This segment also operates a commercial cargo business, which offers available capacity to transport third party cargo on company-owned vessels that are primarily used internally for transporting bananas and pineapples between Latin America, North America and Europe.
Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, United Kingdom (“U.K.”), Swedish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, food service and e‑commerce channels across the European marketplace.
Diversified Fresh Produce – Americas & ROW: The Diversified Fresh Produce – Americas & ROW reportable segment includes Dole’s United States (“U.S.”), Canadian, Mexican, Chilean, Peruvian and Argentinian businesses, all of which market globally and locally-sourced fresh produce, including avocados, kiwis, apples, berries and cherries, from third-party growers or Dole-owned farms to wholesale, retail‑oriented marketing and specialist businesses.
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
Adjusted EBITDA is reconciled below to net income by (1) adding the income or subtracting the loss from discontinued operations, net of income taxes; (2) subtracting the income tax expense or adding the income tax benefit; (3) subtracting interest expense; (4) subtracting depreciation charges; (5) subtracting amortization charges on intangible assets; (6) subtracting mark to market losses or adding mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three months ended March 31, 2026 and March 31, 2025, included adding the gain or subtracting the loss on the disposal of business interests, adding the gain or subtracting the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, subtracting impairment charges or held‑for‑sale losses on property, plant and equipment and lease assets, adding interest income on deferred transaction consideration, subtracting acquisition and transaction costs and subtracting restructuring charges and costs for legal matters not in the normal course of business; and (8) the Company’s share of these items from equity method investments.

The following tables provide revenue, other segment items and Adjusted EBITDA by reportable segment:

	Three Months Ended
	March 31, 2026	March 31, 2025

Segment Revenue:	(U.S. Dollars in thousands)
Fresh Fruit	$937,660	$878,145
Diversified Fresh Produce – EMEA	1,022,324	892,087
Diversified Fresh Produce – Americas & ROW	420,011	363,413
Total segment revenue	2,379,995	2,133,645
Intersegment revenue	(37,820)	(34,241)
Total consolidated revenue, net	$2,342,175	$2,099,404

Segment Adjusted EBITDA:[1]
Fresh Fruit	$52,553	$63,331
Diversified Fresh Produce – EMEA	29,965	27,660
Diversified Fresh Produce – Americas & ROW	17,794	13,831
Adjustments:
Income tax expense	(21,982)	(17,578)
Interest expense	(12,586)	(17,182)
Depreciation	(26,527)	(24,813)
Amortization of intangible assets	(1,541)	(1,731)
Mark to market gains (losses)	4,125	(5,916)
Gain on asset sales	47	2,441
Gain on disposal of businesses	1,192	361
Impairment of property, plant and equipment and lease assets	(912)	—
Other items	12	(94)
Items in equity method earnings:
Dole’s share of depreciation	(2,483)	(1,667)
Dole’s share of amortization	(167)	(226)
Dole’s share of income tax expense	(350)	(1,167)
Dole’s share of interest expense	(1,505)	(791)
Dole’s share of gain on disposal of business interests	195	7,683
Dole’s share of other items	(95)	(13)
Income from continuing operations	37,735	44,129
Income from discontinued operations, net of income taxes	—	30
Net income	$37,735	$44,159
1 The difference between Segment Revenue and Segment Adjusted EBITDA is other segment items for each segment. Other segment items for each segment include the following: 1) cost of sales, inclusive of intersegment amounts and exclusive of depreciation and mark-to-market activity as defined above; 2) selling, marketing, general and administrative expenses, exclusive of depreciation, amortization, and restructuring and legal costs not in the normal course of business; 3) gain on asset sales for disposals of property, plant and equipment that do not qualify as assets held for sale or actively marketed property or sales-type leases; 4) impairment and asset write-downs of property, plant and equipment and lease assets that are not extraordinary in nature; 5) other income (expense), net, exclusive of acquisition and transaction costs and mark-to-market activity as defined above; 6) interest income, exclusive of interest income on deferred transaction consideration; 7) corporate-allocated costs; and 8) equity method earnings, exclusive of the Company’s share of depreciation, amortization, income taxes, interest, disposal of business interests and other items. Other segment items are not regularly provided to and not regularly reviewed by the CODM. The CODM uses budgeted, forecasted and consolidated expense information when reviewing performance. In the three months ended March 31, 2026 and March 31, 2025, Fresh Fruit other segment items were $885.1 million and $834.9 million, respectively. In the three months ended March 31, 2026 and March 31, 2025, Diversified Fresh Produce – EMEA other segment items were $992.4 million and

$860.9 million, respectively. In the three months ended March 31, 2026 and March 31, 2025, Diversified Fresh Produce – Americas & ROW other segment items were $402.2 million and $350.5 million, respectively.
NOTE 7 — OTHER INCOME (EXPENSE), NET
Included in other income (expense), net, in Dole’s condensed consolidated statements of operations were the following items:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars in thousands)
Rental income	$1,600	$1,812
Unrealized gain (loss) on foreign currency denominated borrowings	4,629	(4,355)
Realized gain (loss) on fair value hedges	298	(161)
Unrealized gain on fair value hedges	308	72
Unrealized gain on interest rate swaps	112	—
Gain on investments	306	434
Non-service components of net periodic pension cost	(964)	(302)
(Loss) gain on contingent consideration	(1)	1,293
Other	(1,750)	859
Other income (expense), net	$4,538	$(348)
NOTE 8 — RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES
Trade Receivables
Trade receivables as of March 31, 2026 and December 31, 2025 were $592.6 million and $539.8 million, net of allowances for credit losses of $21.0 million and $20.6 million, respectively. Trade receivables are also recorded net of allowances for sales deductions under the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
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
A rollforward of the allowance for credit losses for trade receivables was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(20,558)
Additional provisions in the period	(3,535)
Recoveries of amounts previously reserved	2,496
Balance sheet write-offs	1,216
Balance sheet reclassifications	(940)
Foreign exchange impact	293
Balance as of March 31, 2026	$(21,028)
Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions in which Dole’s maximum financial loss is limited to a percentage of receivables sold under the arrangements. Dole derecognizes all sold receivables from the condensed consolidated balance sheets, as it accounts for the transfers as sales under ASC 860, Transfers and Servicing.

As of March 31, 2026, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $26.3 million and $255.0 million, respectively. As of December 31, 2025, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively. The fees associated with the sale of such receivables are recorded in interest expense in the condensed consolidated statements of operations. The Company continues to service sold receivables, and the fair value of any resulting servicing liability is immaterial.
Grower Advances
Dole makes cash advances and materials advances to third-party growers for various production needs, including labor, fertilization, irrigation, pruning and harvesting costs, and additionally incurs other supply chain costs on behalf of third-party growers that are recorded as grower advance receivables. Some of these advances are secured by collateral owned by the growers.
Grower advances are categorized as either working capital advances or term advances. Working capital advances are made to the growers during a normal seasonal growing cycle to support operational working capital needs. These advances are short-term in nature and are intended to be repaid with excess cash proceeds from the current crop harvest. Short-term grower loans and advances, whether secured or unsecured, are classified as grower advance receivables, net, in the condensed consolidated balance sheets.
Term advances are made to support longer-term grower investments. These advances are long-term in nature, are typically secured by long-term grower assets and usually involve a long-term supply agreement for the marketing of fruit. These advances typically have structured repayment terms which are payable over the term of the advance or supply agreement with excess cash proceeds from the crop harvest, after payment of any outstanding working capital advances. The term of supply agreements and term advances is generally one to ten years. The current portion of term advances is classified as grower advance receivables, net, and the non-current portion of term advances is classified as other assets in the condensed consolidated balance sheets.
Both working capital advances and term advances may bear interest. Accrued interest on these arrangements has not historically been significant to the financial statements.
The following table summarizes growers advances as of March 31, 2026 and December 31, 2025 based on whether the advances are secured or unsecured:

	March 31, 2026		December 31, 2025
	Short-Term	Long-Term	Short-Term	Long-Term

	(U.S. Dollars in thousands)
Secured gross advances to growers and suppliers	$116,827	$23,482	$98,473	$18,501
Allowance for secured advances to growers and suppliers	(17,730)	(3,970)	(17,413)	(3,668)
Unsecured gross advances to growers and suppliers	42,845	8,119	82,868	6,107
Allowance for unsecured advances to growers and suppliers	(18,985)	(4,674)	(20,502)	(4,679)
Net advances to growers and suppliers	$122,957	$22,957	$143,426	$16,261
Of the $145.9 million and $159.7 million net advances to growers and suppliers as of March 31, 2026 and December 31, 2025, respectively, $10.1 million and $9.3 million were considered past due.
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

A rollforward of the allowance for expected credit losses related to grower loans and advances was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(46,263)
Additional provisions in the period	(299)
Recoveries of amounts previously reserved	1,203
Foreign exchange impact	2
Balance as of March 31, 2026	$(45,357)
Other Receivables
Other receivables, net, are recognized at net realizable value, which reflects the net amount expected to be collected. Current and non-current balances of other receivables are included in other receivables, net, and other assets, respectively, in the condensed consolidated balance sheets. Other receivables primarily comprise value-added taxes (“VAT”) receivables, other receivables from government and tax authorities and non-trade receivables from customers, suppliers and other third parties. Based on the nature of these agreements, the timing of collection is dependent on many factors, including government legislation and the timing of settlement of the contract or arrangement.
Total other receivables as of March 31, 2026 and December 31, 2025 were $152.1 million and $143.9 million, net of allowances for credit losses of $21.8 million and $21.7 million, respectively. Of these amounts outstanding, VAT receivables represent $41.9 million and $44.3 million, respectively, net of allowances of $10.5 million and $13.8 million, respectively. VAT receivables are primarily related to purchases by production units and are refunded by certain taxing authorities. As of March 31, 2026 and December 31, 2025, the allowance related to non-trade receivables from customers, suppliers and other third parties was not significant.
NOTE 9 — INCOME TAXES
Dole recorded income tax expense of $22.0 million on $58.1 million of income from continuing operations before income taxes and equity earnings for the three months ended March 31, 2026. Dole recorded income tax expense of $17.6 million on $53.4 million of income from continuing operations before income taxes and equity earnings for the three months ended March 31, 2025. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three months ended March 31, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act (“Tax Act”), U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Ireland passing a tax bill in 2023 that implements Pillar Two of the Organization for Economic Co-operation and Development (“Pillar Two”) and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three months ended March 31, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
Dole is required to adjust its effective tax rate for each quarter to be consistent with the estimated annual effective tax rate. Jurisdictions with a projected loss where no tax benefit can be recognized are excluded from the calculation of the estimated annual effective tax rate, which could result in a higher or lower effective tax rate during a particular quarter based upon the mix and timing of actual earnings compared to annual projections.
The Company’s net deferred tax liability is primarily related to acquired intangible assets and fair value adjustments resulting from the merger of Total Produce plc and DFC Holdings, LLC (referred herein as the “Merger”) and is net of deferred tax assets related to the U.S. federal interest disallowance carryforward, U.S. state and non-U.S. net operating loss carryforwards and other temporary differences. Dole maintains a valuation allowance against certain U.S. state and non-U.S. deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on deferred tax assets by jurisdiction and adjusts estimates as more information becomes available.
The Company is required to recognize the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. As a result, Dole has recorded a reserve against tax benefits that do not meet the more likely than not threshold to sustain the tax position.

One of Dole's foreign subsidiaries is under tax audit for the year ended December 31, 2017. In 2023, the tax authorities issued an assessment of approximately $23.5 million including interest and penalties. The Company appealed the assessment through the administrative process, which concluded in November 2025 with an unfavorable ruling. A court-ordered stay of enforcement of payment has been granted, subject to the provision of a guarantee. Based on an analysis of the relevant facts, local law, and precedent, the Company believes it is more likely than not to prevail at the judicial level. The timing of final resolution is uncertain and may take several years.
Dole plc and one or more of its subsidiaries files income tax returns in Ireland, the U.S. (both at the federal level and in various state jurisdictions), Canada and jurisdictions in Latin America and Europe. With few exceptions, Dole is no longer subject to income tax examinations by tax authorities for years prior to 2015.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three months ended March 31, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 10 — INVENTORY
Inventories are valued at the lower of cost or net realizable value. Costs related to fresh produce are determined on the first-in, first-out basis. Specific identification and average cost methods are also used, primarily for certain packing materials and operating supplies. In the normal course of business, the Company incurs certain crop growing costs such as land preparation, planting, fertilization, grafting, pruning and irrigation. Based on the nature of these costs and type of crop production, these costs may be capitalized into inventory. Generally, all recurring direct and indirect costs of growing crops for fresh produce other than bananas and pineapples are capitalized into inventory. These costs are recognized into cost of sales during each harvest period.
Details of inventory, net of allowances, in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Finished products	$319,582	$346,131
Raw materials, work in progress, and packaging materials	127,609	92,208
Crop growing costs	18,029	42,105
Agricultural and other operating supplies	25,605	28,816
Inventories, net of allowances	$490,825	$509,260
Due to the nature of the Company’s inventory, allowances for excess production and obsolescence have not historically been significant.

NOTE 11 — ASSETS HELD FOR SALE AND ACTIVELY MARKETED PROPERTY
Dole continuously reviews its assets and businesses in order to identify those that do not meet Dole’s future strategic direction or internal economic return criteria. As a result of this review, Dole has identified and is in the process of selling certain assets and businesses which are classified as either held for sale or actively marketed property. The assets and businesses that have been identified are available for sale in their present condition and an active program is underway to sell them. For items classified as held for sale, their sale is anticipated to occur during the ensuing year, while the timing of the sale of property specifically classified as actively marketed (generally land) is uncertain.
Port Sale Transaction
On December 13, 2025, the Company entered into the Port Sale Transaction and committed to a plan to sell the Port disposal group, which is included in the Fresh Fruit reportable segment. As a result, the related assets and liabilities met the criteria for classification as held for sale as of December 31, 2025. Management expects the sale to be completed during the second quarter of 2026, subject to the Port Sale closing conditions. See Note 4 “Acquisitions and Divestitures” for additional detail.
Upon classification as held for sale, the Port disposal group was measured at the lower of carrying value and fair value, less cost to sell. As of March 31, 2026, assets and liabilities held for sale related to the Port disposal group were $77.7 million and $16.3 million, respectively. As of December 31, 2025, assets and liabilities held for sale related to the Port disposal group were $74.1 million and $14.0 million, respectively.
Other Assets held for sale
During the three months ended March 31, 2026, Dole sold buildings in the Diversified Fresh Produce – EMEA segment and land in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.9 million, in the aggregate, at a total net gain of $0.1 million. During the three months ended March 31, 2025, Dole sold machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.6 million at a total gain of $0.4 million.
A rollforward of assets held for sale for the three months ended March 31, 2026 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$75,689
Reclassifications related to the Ecuador Port Transaction	3,655
Sales	(839)
Foreign exchange impact	1
Balance as of March 31, 2026	$78,506
The major classes of assets related to the Port disposal group included in assets held for sale in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(U.S. Dollars in thousands)
Trade receivables, net of allowances for credit losses	$11,857	$11,075
Other current assets	1,900	1,888
Property, plant and equipment, net	42,480	40,055
Operating lease right-of-use assets	4,392	3,805
Goodwill	16,000	16,000
Other assets	1,102	1,252
Total Assets Held for Sale	$77,731	$74,075
As of March 31, 2026 and December 31, 2025, the remainder of other assets held for sale is comprised entirely of property, plant and equipment, net.

Liabilities held for sale
As of March 31, 2026 and December 31, 2025, total liabilities held for sale were $16.3 million and $14.0 million, respectively. A rollforward of liabilities held for sale for the three months ended March 31, 2026 in the condensed consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$14,047
Reclassifications related to the Ecuador Port Transaction	2,284
Balance as of March 31, 2026	$16,331
The major classes of liabilities related to the Port disposal group included in liabilities held for sale in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
	(U.S. Dollars in thousands)
Accounts payable and accrued liabilities	$5,880	$5,585
Operating lease liabilities	3,956	3,814
Pension and postretirement benefits	6,495	4,648
Total Liabilities Held for Sale	$16,331	$14,047
There were no other liabilities held for sale.
Actively marketed property
As of March 31, 2026 and December 31, 2025, actively marketed property was $53.2 million and consisted entirely of land in Hawaii in the Fresh Fruit reportable segment. No actively marketed property was sold during the the three months ended March 31, 2026. In the three months ended March 31, 2025, Dole sold actively marketed Hawaii land, with a net book value of $0.4 million, at a total gain of $2.4 million.

NOTE 12 — DEBT
Short-term borrowings, bank overdrafts and long-term debt consisted of the following:

	March 31, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Corporate Revolving Credit Facility	$175,784	$67,827
Term Loan Facilities	592,692	595,124
Vessel financing loans	—	45,363
Other long-term financing arrangements	49,247	54,500
Other revolving credit facilities, at a weighted average interest rate of 4.9% as of March 31, 2026 (4.9% as of December 31, 2025)	57,709	56,990
Other short-term financing arrangements, at a weighted average interest rate of 7.5% as of March 31, 2026	550	—
Bank overdrafts	12,696	9,611
Finance lease obligations, at a weighted average interest rate of 5.5% as of March 31, 2026 (5.6% as of December 31, 2025)	41,617	44,915
Total debt, gross	930,295	874,330
Unamortized debt discounts and debt issuance costs	(6,790)	(7,237)
Total debt, net	923,505	867,093
Current maturities, net of unamortized debt discounts and debt issuance costs	(40,633)	(57,668)
Bank overdrafts	(12,696)	(9,611)
Long-term debt, net	$870,176	$799,814
Term Loan and Corporate Revolving Credit Facilities

On May 1, 2025, the Company entered into the Amended and Restated Credit Agreement, which includes: 1) a multicurrency five-year senior secured revolving credit facility (the “Corporate Revolving Credit Facility”) that provides for borrowings up to $600.0 million; 2) a five-year U.S. dollar senior secured term loan A facility (“Term Loan A”) of $250.0 million; and 3) a seven-year U.S. dollar senior secured Farm Credit term loan facility (“Farm Credit Term Loan”) of $350.0 million (collectively, the “Senior Secured Facilities”). The proceeds of the Corporate Revolving Credit Facility and Term Loan A and Farm Credit facilities (“Term Loan Facilities”) were used to refinance all outstanding amounts under the Credit Agreement immediately prior to giving effect to the Amended and Restated Credit Agreement (the “Refinancing”).
The Corporate Revolving Credit Facility and Term Loan A have expiration dates of May 1, 2030. The Farm Credit Term Loan has an expiration date of May 1, 2032. Principal payments of the Term Loan A and Farm Credit Term Loan are due quarterly based on the aggregate principal amount as of the closing date of the Amended and Restated Credit Agreement, adjusted for principal repayments, multiplied by 0.625% and 0.25%, respectively, until maturity.
Interest under the Corporate Revolving Credit Facility and Term Loan A is payable, at the option of Dole, either at (i) SOFR, or the respective benchmark rate depending on the currency of the loan, plus 1.00% to 2.25%, with a benchmark floor of 0.00% or (ii) a base rate plus 0.00% to 1.25%, in each case, to be determined based on the Company’s total net leverage ratio. Interest under the Farm Credit Term Loan is payable at SOFR plus 1.75% to 2.75%, to be determined based on the Company’s total net leverage ratio. As discussed in Note 14 “Derivative Financial Instruments”, the Company enters into interest rate swap arrangements to fix a portion of the Credit Agreement’s variable rate debt to fixed rate debt.
As of March 31, 2026, amounts outstanding under the Term Loan facilities were $592.7 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $175.8 million. After taking into account approximately $16.4 million of related outstanding letters of credit, Dole had $407.8 million available for cash borrowings under the Corporate Revolving Credit Facility as of March 31, 2026. As of December 31, 2025, amounts outstanding under the Term Loan Facilities were $595.1 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $67.8 million. After taking into account approximately $4.4 million of related outstanding letters of credit, Dole had $527.8 million available for cash borrowings under the Corporate Revolving Credit Facility as of December 31, 2025.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s material U.S. assets of wholly owned subsidiaries, certain European assets and by the equity interests of substantially all Dole subsidiaries located in the U.S. and certain subsidiaries located in Europe.
Lines of Credit
In addition to amounts available under the Corporate Revolving Credit Facility, Dole’s subsidiaries have lines of credit and overdraft facilities of approximately $327.2 million at various local banks, of which $253.7 million was available for use as of March 31, 2026. As of December 31, 2025, there were lines of credit of $313.0 million, of which $243.8 million was available for use. These lines of credit are used primarily for short-term borrowings or bank guarantees. The majority of Dole’s lines of credit and overdraft facilities extend indefinitely but may be cancelled at any time by Dole or the banks, and if cancelled, any outstanding amounts would be due on demand.
Vessel Financing Loans
During the three months ended March 31, 2026, the Company voluntarily prepaid the remaining principal balance of the vessel financing loans, amounting to $45.4 million.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

	(U.S. Dollars in thousands)
Service cost	$49	$47	$1,129	$1,015	$—	$—
Interest cost	1,701	1,961	3,305	3,079	151	176
Expected return on plan assets	(2,366)	(2,705)	(2,208)	(2,110)	—	—
Amortization of:
Net loss (gain)	148	(18)	291	13	78	59
Prior service benefit	—	—	(173)	(153)	—	—
Curtailments, settlements and terminations, net	—	—	37	—	—	—
Net periodic pension (income) cost	$(468)	$(715)	$2,381	$1,844	$229	$235
The Company classifies the non-service components of net periodic pension cost (income) within other income (expense), net, in the condensed consolidated statements of operations. Non-service components include interest costs, expected return on plan assets, amortization of net (gain) loss and prior service benefit and other curtailment, settlement or termination costs.
NOTE 14 — DERIVATIVE FINANCIAL INSTRUMENTS
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
The interest rate swaps pay a fixed rate of interest at rates between 0.77% and 3.31%, with the receiving rates variable based on SOFR, which was 3.66% as of March 31, 2026. All interest rate swap arrangements are classified within the condensed consolidated balance sheets based on ultimate maturity date of the arrangement. Refer to Note 12 “Debt” for further information on Company’s variable rate debt.
As a result of the Refinancing described in Note 12 “Debt”, there was a de-designation of certain interest rate swaps in which the forecasted interest payments are no longer probable.
Bunker fuel contracts: Dole incurs significant fuel costs from shipping products from sourcing locations to end customer markets. As a result, Dole is exposed to commodity and fuel cost risks and enters into bunker fuel contracts to hedge the risk of unfavorable fuel prices.
Hedge Accounting Election
The Company performs an analysis of the hedging portfolio at inception and on a quarterly basis. The Company uses the following criteria in evaluating derivative instruments for hedge accounting:
1.Hedged risk is eligible
2.Hedged item or transaction is eligible
3.Hedging instrument is eligible
4.Hedging relationship is highly effective
5.Designation and documentation requirements are met
Dole designates certain interest rate swaps and certain foreign currency cash flow hedges for hedge accounting and records the changes in the fair value of these instruments in accumulated other comprehensive loss. The changes in the fair value of foreign currency fair value hedges, non-designated interest rate swaps, non-designated cash flow hedges and bunker fuel hedges are recorded in earnings.
Notional Amounts of Derivative Instruments
Dole had the following derivative instruments outstanding as of March 31, 2026:

Aggregate Notional Amount
Foreign currency forward contracts by currency:
United States dollar	$145.6 million
Euro	€388.3 million
British pound sterling	£16.9 million
Swedish krona	SEK 165.6 million
Canadian dollar	C$35.9 million
Chilean peso	CLP$15.6 billion
South African rand	ZAR 175.0 million
Interest rate swap contracts	$645.0 million

Quantitative Disclosures
Derivatives are presented gross in the condensed consolidated balance sheets. The following table presents the balance sheet location and fair value of the derivative instruments by type:

	Fair Value Measurements as of March 31, 2026
	Other Receivables, net	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$7,004	$—	$(424)	$—
Non-designated cash flow hedges	805	—	(1,264)	—
Fair value hedges	1,046	—	(731)	—
Interest rate swap contracts	4,306	1,103	—	—
	$13,161	$1,103	$(2,419)	$—

	Fair Value Measurements as of December 31, 2025
	Other Receivables, net	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$456	$—	$(3,040)	$—
Non-designated cash flow hedges	498	—	(855)	—
Fair value hedges	122	—	(976)	—
Interest rate swap contracts	6,504	204	—	(302)
Bunker fuel hedges	—	—	(231)	—
	$7,580	$204	$(5,102)	$(302)
Refer to Note 15 “Fair Value Measurements” for presentation of fair value instruments within the condensed consolidated balance sheets, which includes derivative financial instruments.
The following tables represent all of Dole’s realized and unrealized derivative gains (losses) and respective location in the financial statements for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net

Realized net (losses) gains:	(U.S. Dollars in thousands)
Cash flow hedges	$—	$(1,289)	$—	$—	$781	$—
Non-designated cash flow hedges	—	137	—	—	768	—
Fair value hedges	—	(301)	298	—	(1,052)	(161)
Bunker fuel hedges	—	—	—	—	79	—
Total net realized (losses) gains	$—	$(1,453)	$298	$—	$576	$(161)
Unrealized net gains (losses):
Cash flow hedges	$8,696	$—	$—	$(9,185)	$—	$—
Non-designated cash flow hedges	—	(389)	—	—	(197)	—
Fair value hedges	—	1,640	308	—	(891)	72
Bunker fuel hedges	—	—	—	—	115	—
Interest rate swap contracts	(1,109)	—	112	(6,905)	—	—
Total net unrealized gains (losses)	$7,587	$1,251	$420	$(16,090)	$(973)	$72
As of March 31, 2026, the Company expects approximately $11.7 million of net deferred gains from derivative instruments to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months. Of the $11.7 million of net deferred gains, $5.1 million relates to deferred gains on interest rate swap contracts and is expected to offset future interest expense on the Senior Secured Facilities, and $6.6 million relates to net deferred gains on cash flow hedges and is expected to offset future operational net losses on foreign currency exchange rates. Refer to Note 17 “Stockholders’ Equity” for details on reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2026 and March 31, 2025.
NOTE 15 — FAIR VALUE MEASUREMENTS
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
Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair values of the Company’s assets and liabilities that are remeasured at fair value as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements as of March 31, 2026 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Other receivables, net	$—	$8,855	$—	$8,855
	Accrued liabilities	—	(2,419)	—	(2,419)
Interest rate swap contracts:
	Other receivables, net	—	4,306	—	4,306
	Other assets	—	1,103	—	1,103
Rabbi Trust investments:
	Short-term investments	—	—	6,721	6,721
	Long-term investments	—	—	13,330	13,330
Contingent consideration:
	Contingent consideration	—	—	(3,734)	(3,734)
	Contingent consideration, less current portion	—	—	(889)	(889)
Total		$—	$11,845	$15,428	$27,273

		Fair Value Measurements as of December 31, 2025 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Other receivables, net	$—	$1,076	$—	$1,076
	Accrued liabilities	—	(4,871)	—	(4,871)
Bunker fuel hedges:	Accrued liabilities	—	(231)	—	(231)
Interest rate swap contracts:
	Other receivables, net	—	6,504	—	6,504
	Other assets	—	204	—	204
	Other long-term liabilities	—	(302)	—	(302)
Rabbi Trust investments:
	Short-term investments	—	—	6,418	6,418
	Long-term investments	—	—	13,827	13,827
Contingent consideration:
	Contingent consideration	—	—	(3,252)	(3,252)
	Contingent consideration, less current portion	—	—	(500)	(500)
Total		$—	$2,380	$16,493	$18,873

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
Dole sponsors a non-qualified deferred compensation plan and a frozen non-qualified supplemental defined benefit plan for executives. The plans are funded through investments in Rabbi Trusts. Securities are recorded at fair value with realized and unrealized holding gains or losses included in earnings. As of March 31, 2026, securities totaled $20.0 million, of which $6.7 million was classified as short-term and included in short-term investments in the condensed consolidated balance sheets, and $13.3 million was classified as long-term and included in long-term investments in the condensed consolidated balance sheets. As of December 31, 2025, securities totaled $20.2 million, of which $6.4 million was classified as short-term and $13.8 million was classified as long-term. Dole estimates the fair value of its Rabbi Trust investments using prices provided by its custodian, which are based on various third-party pricing services or valuation models developed by the underlying fund managers. The Rabbi Trust investments are held by the custodian in various Master Trust Units (“MTUs”), where the fair value is derived from the individual investment components. Each investment within the MTU is individually valued, after considering gains, losses, contributions and distributions, and the collective value of the MTU represents the total fair value. Dole has evaluated the methodologies used by the custodian to develop the estimate of fair value and assessed whether such valuations are representative of fair value, including net asset value. Dole has determined the valuations to be Level 3 inputs, because they are based upon significant unobservable inputs.

The table below sets forth a summary of changes in the fair value of the Level 3 Rabbi Trust investments for the three months ended March 31, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$20,245
Net realized and unrealized gains recognized in earnings*	306
Plan contributions	60
Plan distributions	(560)
Balance as of March 31, 2026	$20,051
*Net amount comprised of an realized gain of $0.6 million and an unrealized loss of $0.3 million, recorded in other income (expense), net, in the condensed consolidated statements of operations.
The carrying value of contingent consideration in the condensed consolidated balance sheets approximates fair value based on the present value of the expected payments, discounted using a risk-adjusted rate. The expected payments are determined by forecasting the acquiree's earnings over the applicable period. Remeasurement gains and losses are recognized in other income (expense), net, in the condensed consolidated statement of operations. Dole has determined the valuations use Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 contingent consideration for the three months ended March 31, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(3,752)
Additions	(955)
Remeasurement loss	(1)
Foreign exchange impact	85
Balance as of March 31, 2026	$(4,623)
Fair Value of Financial Instruments
In estimating the Company’s fair value disclosures for financial instruments, Dole used the following methods and assumptions:
Cash and cash equivalents: These items have carrying values reported in the condensed consolidated balance sheets that approximate fair value due to their liquid nature, and they are classified as Level 1.
Short-term trade and grower receivables: These items have carrying values reported in the condensed consolidated balance sheets that are net of allowances and approximate fair value, and they are classified as Level 2.
Trade payables: These items have carrying values reported in the condensed consolidated balance sheets that approximate fair value, and they are classified as Level 2.
Notes receivable and notes payable: These items have carrying values reported in the condensed consolidated balance sheets that approximate fair value, and they are classified as Level 2.
Long-term grower receivables: These items have carrying values reported in the condensed consolidated balance sheets that are net of allowances and approximate fair value, and they are classified as Level 2.

Vegetables Transaction non-cash consideration: The non-cash consideration associated with the Vegetables Transaction includes a noncontingent seller note (“seller note”) and a potential earn-out payment. The carrying values are reported within other assets in the condensed consolidated balance sheets, which approximate fair value, and they are classified as Level 3.
Finance and operating leases: The carrying value of finance lease obligations reported in the condensed consolidated balance sheets approximates fair value based on current interest rates, which contain an element of default risk. The fair value of finance lease obligations is estimated using Level 2 inputs based on quoted prices for those or similar instruments. For operating leases, Dole uses the rate implicit in the lease to discount leases payments to present value, when available. However, most leases do not provide a readily determinable implicit rate. Therefore, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at lease commencement.
Interest-bearing loans and borrowings: For floating rate interest-bearing loans and borrowings with a contractual repricing date of less than one year, the nominal amount is deemed to reflect fair value. For loans with repricing dates of greater than one year, fair value is calculated based on the present value of the expected future principal and interest cash flows, discounted at interest rates effective at the reporting date and adjusted for movements in credit spreads. Based on these inputs, these instruments are classified as Level 2.
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

NOTE 16 — CONTINGENCIES
Guarantees
Dole provides guarantees for obligations of subsidiaries to third parties directly and indirectly through letters of credit from its revolving credit facilities, guarantees issued by major banking institutions and surety bonds issued by insurance companies. These letters of credit, bank guarantees and surety bonds are required by certain regulatory authorities, suppliers and other operating agreements and generally have contract terms of one to twenty years, often with an option to renew. As of March 31, 2026 and December 31, 2025, total letters of credit, bank guarantees and surety bonds outstanding under these arrangements were $81.2 million and $67.9 million, respectively, which represents the maximum potential future payments that Dole could be required to make. Any potential payments under these guarantees are not significant as of March 31, 2026.
Additionally, the Company guarantees certain bank borrowings and other obligations of certain equity method investees. As of March 31, 2026 and December 31, 2025, total guarantees under these arrangements were $6.0 million and $7.8 million, respectively, which represents the maximum potential future payments that Dole could be required to make.
Hawaii Spillway
In February of 2020, the State of Hawaii and Department of Land and Natural Resources provided notice to Dole of a deficiency in the spillway and embankment stability of a Company-owned reservoir that required mediation by 2025, although the remediation schedule has since been extended. Dole contracted a third party to perform an improvement study which resulted in an estimate of costs to modify the spillway of approximately $20.0 million. On July 5, 2023, Hawaii Senate Bill 833 was signed into law by the Governor of Hawaii, pursuant to which the Office of the Governor was directed to negotiate the acquisition of Dole’s interests in the reservoir and associated irrigation system. Discussions with the State of Hawaii are ongoing. The bill also appropriates funds for the State to repair and maintain the irrigation system and the associated spillway. The Company does not deem a resulting loss from the contingency associated with the costs to modify the spillway to be probable and, thus, has not recognized a liability in the condensed consolidated balance sheets.
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
The California Regional Water Quality Control Board (“Water Board”) is supervising the cleanup on the former Shell site. On March 11, 2011, the Water Board issued a Cleanup and Abatement Order (“CAO”) naming Shell as the Discharger and a Responsible Party and ordering Shell to assess, monitor and cleanup and abate the effects of contaminants discharged to soil and groundwater at the site. On April 30, 2015, the CAO was amended to also name BHC as a discharger. BHC appealed this CAO revision to the California State Water Resources Control Board, which appeal was denied by operation of law when the Water Board took no action. On September 30, 2015, BHC filed a writ petition in the Superior Court challenging the CAO on several grounds. The trial court denied BHC’s petition, which denial was subsequently upheld by the California Court of Appeals, thereby ending BHC’s challenge to the CAO revision naming BHC as a discharger. In the opinion of management, after consultation with legal counsel, the risk of loss related to the claims or actions related to the CAO are reasonably possible, but not probable. The ultimate outcome of this matter, and any resulting loss, cannot be reasonably estimated at this time.
NOTE 17 — STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2026, the Company was authorized to issue 600.0 million total shares of capital stock, consisting of 300.0 million shares of common stock and 300.0 million shares of preferred stock. As of March 31, 2026 and December 31, 2025, there were 95.2 million shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.
Stock-Based Compensation
The Company’s primary stock-based compensation plan is the 2021 Omnibus Incentive Compensation Plan (“the Plan”), under which to date, share options and two different types of restricted stock units (“RSUs”) have been issued. The purpose of the Plan is to benefit and advance the interests of Dole by attracting, retaining and motivating participants and to compensate participants for contributions to the success of the Company. Upon exercise of share options or vesting of RSUs, new shares are issued from existing authorization. A total of 7.4 million shares of the Company’s common stock were initially reserved for issuance pursuant to the Omnibus Plan. Upon the exercise of any option or vesting of any RSU, the related award is cancelled to the extent of the number of shares exercised or vested, and that number of shares is no longer available under the Plan. If any part of the award terminates without delivery of the related shares, the extent of the award will then be available for future grant under the Plan. As of March 31, 2026, there were 5.0 million shares available for future grant under the Plan.

During the three months ended March 31, 2026, additional RSU awards were issued under the Plan that vest over a one to three year service period, and additional RSU awards were issued under the Plan that vest over three years if certain market conditions are met, such as achieved price targets and relative share performance to peers. Compensation expense under the awards that include a market condition is determined based on the grant date fair value of the award calculated using a Monte Carlo simulation approach.
For the three months ended March 31, 2026 and March 31, 2025, total stock-based compensation expense related to the Plan was $1.5 million and $1.4 million, respectively. Stock-based compensation expense related to the Plan is recorded in selling, marketing, general and administrative expenses or cost of sales in the condensed consolidated statements of operations based on the classification of cash compensation to the participants. The total unrecognized compensation cost related to the unvested awards as of March 31, 2026 was $12.9 million.
Dividends Declared
The following table summarizes dividends per share declared for the three months ended March 31, 2026 and March 31, 2025:

Three Months Ended
March 31, 2026		March 31, 2025
Date Declared	Amount (per share)	Date Declared	Amount (per share)

	(U.S. Dollars)		(U.S. Dollars)
2/24/2026	$0.085	2/25/2025	$0.08
The following table summarizes total dividends declared for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars in thousands)
Dividends	$(8,201)	$(7,735)
In January of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.6 million (including dividends paid on vested awards under the Plan), to shareholders for the third quarter dividend declared on November 7, 2025.
Dole’s ability to declare and pay dividends is subject to limitations contained in its various debt agreements. As of March 31, 2026, Dole had the ability to make dividend payments of $672.9 million before these limitations would come into effect.
See Note 20 “Subsequent Events” for additional detail on dividends declared and paid.
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
During the three months ended March 31, 2026, the Company repurchased 306,570 Ordinary shares at an average price of $15.13 per share, totaling $4.6 million. As of March 31, 2026, approximately $95.4 million remained available for repurchase under the Share Repurchase Program.

Accumulated Other Comprehensive Loss
Dole’s accumulated other comprehensive loss primarily consists of unrealized foreign currency translation gains and losses, unrealized derivative gains and losses and pension and postretirement obligation adjustments. A rollforward of the changes in accumulated other comprehensive loss, disaggregated by component, was as follows for the three months ended March 31, 2026 and March 31, 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$22,126	$(59,815)	$(128,491)	$(166,180)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(11,154)	—	29,516	18,362
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	2,652	—	—	2,652
Gross amounts reclassified from accumulated other comprehensive loss	(4,936)	—	—	(4,936)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	1,438	—	—	1,438
Net other comprehensive income (loss) attributable to Dole plc	(12,000)	—	29,516	17,516
Balance as of March 31, 2025	$10,126	$(59,815)	$(98,975)	$(148,664)

Balance as of December 31, 2025	$1,847	$(74,380)	$(44,934)	$(117,467)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	9,052	—	(11,433)	(2,381)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(2,185)	—	—	(2,185)
Gross amounts reclassified from accumulated other comprehensive loss	(1,465)	—	157	(1,308)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	349	—	—	349
Net other comprehensive income (loss) attributable to Dole plc	5,751	—	(11,276)	(5,525)
Balance as of March 31, 2026	$7,598	$(74,380)	$(56,210)	$(122,992)

The following table includes details about net (gains) losses reclassified from accumulated other comprehensive loss by component of accumulated other comprehensive loss:

	(Gains) losses reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended
	March 31, 2026	March 31, 2025	Affected line item in the Statement of Operations

	(U.S. Dollars in thousands)
Fair Value of Derivatives:
Interest rate swap contracts	$(2,754)	$(4,191)	Interest expense
Cash flow hedges	1,289	(745)	Cost of sales
Foreign Currency Translation	157	—	Gain on disposal of businesses
Total	$(1,308)	$(4,936)

NOTE 18 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of March 31, 2026, Dole’s investments in unconsolidated affiliates were $140.8 million, of which $134.4 million represented equity method investments, and $6.4 million represented investments in which Dole does not have significant influence. As of December 31, 2025, Dole’s investments in unconsolidated affiliates were $142.1 million, of which $135.6 million represented equity method investments, and $6.5 million represented investments in which Dole does not have significant influence. There are no significant investees in which Dole holds 20.0% or more of their voting stock that are not accounted for using the equity method of accounting.
Dole’s consolidated net income includes its proportionate share of the net income or loss of equity method investments in affiliates. When Dole records its proportionate share of net income, it increases equity method earnings in the condensed consolidated statements of operations and the carrying value in that investment in the condensed consolidated balance sheets. Conversely, when Dole records its proportionate share of a net loss, it decreases equity method earnings in the condensed consolidated statements of operations and the carrying value in that investment in the condensed consolidated balance sheets. Cash dividends received from investments in which Dole does not have significant influence are recorded in other income (expense), net, and have historically not been significant.
During the three months ended, March 31, 2026, investments in and disposals of unconsolidated affiliates were not material. During the three months ended March 31, 2025, Dole divested of a portion of ownership shares in an equity method investment located in the U.S. and recognized a gain in equity method earnings of $6.9 million, net of income tax. This disposal was part of a non-cash transaction whereby Dole effectively exchanged a portion of its ownership shares in this equity method investment for an additional shareholding in a non-wholly owned consolidated subsidiary in the U.S.
In the three months ended March 31, 2026 and March 31, 2025, total equity method earnings were $1.6 million and $8.3 million, respectively.

Transactions with Unconsolidated Affiliates
In the ordinary course of business, Dole enters into arm’s length transactions with unconsolidated affiliates, which include trading sales and purchases of goods and other supplies. From time to time, Dole also provides both seasonal and long-term loans to these affiliates, though these amounts have historically not been significant. The following table presents sales to and purchases from investments in unconsolidated affiliates for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars in thousands)
Sales	$36,983	$32,443
Purchases	42,369	34,394
The following tables presents amounts due from and to investments in unconsolidated affiliates as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Amounts due from investments in unconsolidated affiliates presented within trade receivables	$24,472	$32,489
Amounts due from investments in unconsolidated affiliates presented within other receivables	2,318	2,435
Amounts due from investments in unconsolidated affiliates presented within other assets	13,824	9,338
Amounts due to investments in unconsolidated affiliates presented within accounts payable	(14,933)	(11,745)

NOTE 19 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is calculated by dividing the net income (loss) for the period attributable to shareholders of the Company by the weighted average number of shares outstanding during the period. Diluted earnings per share is calculated by dividing the net income (loss) for the period attributable to shareholders of the Company by the weighted average number of shares outstanding after adjusting for the impact of all share options and RSUs with a dilutive effect. The Company uses the treasury stock method to calculate the dilutive effect of outstanding equity awards for diluted earnings (loss) per share.
The following table presents basic and diluted earnings (loss) per share for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

	(U.S. Dollars and shares in thousands, except per share amounts)
Income from continuing operations	$37,735	$44,129
Net income attributable to noncontrolling interests	(6,438)	(5,247)
Income from continuing operations attributable to Dole plc	31,297	38,882
Income from discontinued operations, net of income taxes	—	30
Net income attributable to Dole plc	$31,297	$38,912

Weighted average number of shares outstanding:
Weighted average number of shares – basic	95,168	95,109
Effect of share awards with a dilutive effect	590	568
Weighted average number of shares – diluted	95,758	95,677

Income per share:
Basic:
Continuing operations	$0.33	$0.41
Discontinued operations	—	—
Net income per share attributable to Dole plc	$0.33	$0.41
Diluted:
Continuing operations	$0.33	$0.41
Discontinued operations	—	—
Net income per share attributable to Dole plc	$0.33	$0.41
The average market value of the Company’s shares used for the purpose of calculating the dilutive effect of share options and RSUs with a market condition is based on quoted market prices for the period during which the awards were outstanding during the three months ended March 31, 2026 and March 31, 2025. The calculation of diluted earnings per share for the three months ended March 31, 2026 and March 31, 2025 does not include the effect of certain awards, because to do so would be antidilutive.
NOTE 20 — SUBSEQUENT EVENTS
Dole evaluated subsequent events through May 11, 2026, the date that Dole’s unaudited condensed consolidated financial statements were issued.
In April of 2026, the Company received regulatory approval for the Port Sale Transaction. The Port Sale Transaction is expected to close in the second quarter of 2026, subject to the remaining Port Sale closing conditions.
On May 8, 2026, the Board declared a cash dividend for the first quarter of 2026 of $0.085 per share, payable on July 8, 2026 to shareholders of record on June 17, 2026. A cash dividend of $0.085 per share was paid on April 8, 2026 for the fourth quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
We are a global leader in fresh fruits and vegetables, with produce sourced, both locally and globally, from over 100 countries in various regions and distributed and marketed in over 85 countries, across retail, wholesale, food service and e-commerce channels. Our most significant products hold leading market share positions in their respective categories and territories. We are one of the world’s largest producers of fresh bananas and pineapples, a major global exporter of grapes and have an expanding presence in avocados, mangos, kiwis, berries, cherries and organic produce. We sell and distribute fruit and vegetable products throughout an extensive network in North America, Europe, Latin America, Asia, the Middle East and Africa (primarily in South Africa). For further information on our principal sources of revenue, refer to Note 5 “Revenue” to the unaudited condensed consolidated financial statements included herein. In addition, see Part I, “Item 1. Business” in the Annual Report on Form 10-K for a more detailed description of our products and services offered.
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
Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, U.K., Swedish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, food service and e-commerce channels across the European marketplace.
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
Vegetables Exit Process
On August 5, 2025, the Vegetables Transaction closed and we completed the exit of the Fresh Vegetables division. The results of operations of the Fresh Vegetables division up to the disposal date have been reported separately as discontinued operations, net of income taxes, within our operating results below. We do not expect the sale to have other material direct or indirect impacts to our current or future operating results, statement of financial position and cash flows.
See our Annual Report on Form 10-K for additional detail on the disposal of our Fresh Vegetables division.
Current Economic and Market Environment
Overall, the economic and market environment continues to be volatile in 2026 and a number of external factors are currently posing challenges to the global economy and to our business, including:
•Continuing global economic disruption due to geopolitical conflicts, as well as increased local disruptions due to political or security issues. Most recently the broadening conflict in the Middle East has contributed to higher global fuel prices and increased uncertainty with respect to future direct and indirect input costs;
•Evolving and dynamic global trade policies, including but not limited to the imposition (and any future imposition) of tariffs and their impact on supply chains and logistics, the relative cost to get each product to market, demand patterns, foreign exchange rates and other areas;
•Changing central bank monetary policies, which have resulted in interest rate adjustments and volatile foreign exchange rates;
•Weather events, including the supply chain impacts of the 2024 tropical storms in Honduras;
•Crop disease pressures which put pressure on yields and supply and also on growing and sourcing costs; and
•Evolving regulatory environments in many areas, including in shipping.

In response to the various ongoing challenges noted above, we are continuing to work across our business on mitigation strategies, including working with customers and suppliers to manage possible impacts of changes in tariff regimes, adjusting pricing, identifying operational efficiencies and making strategic investments where deemed appropriate. Although we ultimately believe that we are well positioned within our industry to weather periods of economic disruption, the scope, duration and carry over effects of the above factors are uncertain, rapidly changing and difficult to predict. Therefore, the extent and magnitude of the impact of these factors on our business, operating results and long-term liquidity position cannot be reliably estimated at this time.
In addition, we are continuing to monitor the direct and indirect effects of ongoing and emerging geopolitical conflicts, on both the global economy and our business and operations. The broader consequences of these issues have given, and will continue to give rise to, certain challenges for our business but any resulting impacts have not been and are not currently expected to be material to Dole’s overall results.
See Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for more information on ongoing risks, such as those related to currency exchange fluctuations, increases in product costs, international operations, global capital and credit markets and the uncertainty of wars and other global conflicts.

Operating Results
Selected results of operations for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	2026 vs. 2025

	(U.S. Dollars in thousands, except percentages)
Revenues, net	$2,342,175	$2,099,404	$242,771	11.6%
Cost of sales	(2,157,182)	(1,917,211)	(239,971)	12.5%
Gross profit	184,993	182,193	2,800
Selling, marketing, general and administrative expenses	(123,780)	(118,412)	(5,368)	4.5%
Gain on disposal of businesses	1,192	361	831	230.2%
Gain on asset sales	667	3,801	(3,134)	(82.5)%
Impairment and asset write-downs of property, plant and equipment and lease assets	(1,112)	(38)	(1,074)	2826.3%
Operating income	61,960	67,905	(5,945)
Other income (expense), net	4,538	(348)	4,886	1404.0%
Interest income	4,205	3,040	1,165	38.3%
Interest expense	(12,586)	(17,182)	4,596	(26.7)%
Income from continuing operations before income taxes and equity earnings	58,117	53,415	4,702
Income tax expense	(21,982)	(17,578)	(4,404)	25.1%
Equity method earnings	1,600	8,292	(6,692)	(80.7)%
Income from continuing operations	37,735	44,129	(6,394)
Income from discontinued operations, net of income taxes	—	30	(30)	(100.0)%
Net income	37,735	44,159	(6,424)
Income attributable to noncontrolling interests	(6,438)	(5,247)	(1,191)	22.7%
Net income attributable to Dole plc	$31,297	$38,912	$(7,615)
The following provides an analysis of consolidated operating results in comparison to the prior year. Management has analyzed the significant drivers of changes in consolidated operating results below and provided further commentary on segment performance in the section to follow. All other operating results not included in the analysis were not significant to the Company’s overall performance.

Revenues, Net
The increase in total revenue, net, for the three months ended March 31, 2026 (11.6%, or $242.8 million) was primarily due to positive operational performance across all reportable segments and a favorable impact from foreign currency translation of $96.2 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar when compared to prior year.
Other factors driving changes in revenue are described in more detail in the “Segment Operating Results” section below.
Cost of Sales
The increase in total cost of sales for the three months ended March 31, 2026 (12.5%, or $240.0 million) was primarily due to increased trading activity for all reporting segments and an unfavorable impact from foreign currency translation. Additionally, in the Fresh Fruit segment, cost of sales increased due to higher fruit sourcing costs in bananas due to higher overall sourcing costs in the market and also in pineapples, particularly due to the strengthening of the Costa Rican Colón against the U.S. Dollar.
See“Segment Operating Results” section below for additional detail.
Selling, Marketing and General and Administrative Expenses (“SMG&A”)
The increase in total SMG&A for the three months ended March 31, 2026 (4.5%, or $5.4 million) was primarily due to the impact of foreign current translation in the period partially offset by benefit from a partial restructuring of our operations in the Diversified Fresh Produce – Americas & ROW segment.

Gain on Disposal of Businesses
The gain on disposal of businesses for the three months ended March 31, 2026 was $1.2 million and was primarily due to the disposal of a controlling interest in a business in South Africa within the Diversified Fresh Produce – EMEA segment. We have retained an equity method investment in the business. The gain on disposal of businesses for the three months ended March 31, 2025 was $0.4 million and was primarily related to amounts that were released from escrow on the sale of our Progressive Produce business in 2024.
Gain on Asset Sales
The gain on asset sales for the three months ended March 31, 2026 was $0.7 million and was primarily the result of the sale of certain properties in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments, as well as the sale of certain property, plant and equipment across all reporting segments.
The gain on asset sales for the three months ended March 31, 2025 was $3.8 million and was primarily the result of the sale of actively marketed land in Hawaii, part of the Fresh Fruit segment.
Impairment and asset write-downs of property, plant and equipment and lease assets
The impairment and asset write-downs of property, plant and equipment and lease assets for the three months ended March 31, 2026 was $1.1 million and was related to asset write-downs of certain property, plant and equipment across all reportable segments. The impairment and asset write-downs of property, plant and equipment and lease assets for the three months ended March 31, 2025 was immaterial.

Other income (expense), net
Other income (expense), net increased to income of $4.5 million in the three months ended March 31, 2026 from expense of $0.3 million in the three months ended March 31, 2025. The increase was primarily due to higher net unrealized gains on foreign currency denominated borrowings and higher net gains of other mark to market instruments, partially offset by higher net periodic costs from non-service components of pension and other postretirement benefit plans and other miscellaneous costs.
See Note 7 “Other Income (Expense), Net” to the unaudited condensed consolidated financial statements included herein for additional detail.
Interest Income
The increase in interest income for the three months ended March 31, 2026 (38.3%, or $1.2 million) was primarily due to interest income recognized on the seller note received as consideration for the Vegetables Transaction.
Interest Expense
The decrease in interest expense for the three months ended March 31, 2026 (26.7%, or $4.6 million) was due to lower interest rates in the current year in comparison to the prior year.
Income Taxes
The Company recorded income tax expense of $22.0 million on $58.1 million of income from continuing operations before income taxes and equity earnings for the three months ended March 31, 2026, reflecting a 37.8% effective tax rate. The Company recorded income tax expense of $17.6 million on $53.4 million of income from continuing operations before income taxes and equity earnings for the three months ended March 31, 2025, reflecting a 32.9% effective tax rate.

Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three months ended March 31, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three months ended March 31, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
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
All post-1986 previously unremitted earnings for which no U.S. deferred tax liability had been accrued have been subject to U.S. tax. Dole plc is an Irish-based parent company and intends to continue to invest most or all of its foreign earnings, as well as capital in its foreign subsidiaries, indefinitely outside of Ireland and does not expect to incur any significant additional taxes related to such amounts. Also, from time to time, Dole may choose to repatriate anticipated future earnings of which some portion may be subject to tax and increase Dole’s overall tax expense for that fiscal year. The Company continues to evaluate its cash needs and may update its assertion in future periods.
One of the Company’s foreign subsidiaries is under tax audit for the year ended December 31, 2017. In 2023, the tax authorities issued an assessment of approximately $23.5 million, including interest and penalties. The Company appealed the assessment through the administrative process, which concluded in November 2025 with an unfavorable ruling. A court-ordered stay of enforcement of payment has been granted, subject to the provision of a guarantee. Based on an analysis of the relevant facts, local law, and precedent, the Company believes it is more likely than not to prevail at the judicial level. The timing of final resolution is uncertain and may take several years.

On July 4, 2025, the U.S. OBBBA was enacted. Management is assessing the tax provisions of the OBBBA and its impacts on the Company. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three months ended March 31, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
See Note 9 “Income Taxes” to the unaudited condensed consolidated financial statements included herein for additional information on income taxes.
Equity method earnings
Equity method earnings decreased to $1.6 million in the three months ended March 31, 2026 from $8.3 million in the three months ended March 31, 2025. The prior year was positively impacted by a divestiture of a portion of ownership shares in an investment located in the U.S. in which the Company recognized a $6.9 million gain, net of income tax. On an underlying basis, there was a marginal increase of $0.2 million with an increase in earnings in joint ventures within the Fresh Fruit segment, partially offset by lower earnings in the Diversified Fresh Produce – EMEA segment.
See Note 18 “Investments in Unconsolidated Affiliates” to the unaudited condensed consolidated financial statements included herein for additional information.
Results from discontinued operations, net of income taxes
There was no current year activity from discontinued operations and the prior year impacts were not material.
Net income attributable to noncontrolling interests
In the three months ended March 31, 2026, net income attributable to noncontrolling interests increased to $6.4 million from $5.2 million in the three months ended March 31, 2025. The prior year was impacted by the noncontrolling interest share of gain on disposal of an equity method investment as described above, the non-controlling interests share of mark-to-market gains on financial instruments as well as the impact of a discrete tax charge attributable to noncontrolling interests. On an underlying basis, there was an increase in the current year net income attributable to noncontrolling interests due to impact of foreign currency translation on translation of earnings of non-wholly owned companies in the Diversified Fresh Produce – EMEA segment.

Segment Operating Results
Dole plc has the following segments: Fresh Fruit, Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas & ROW. The Company’s reportable segments are based on (i) financial information reviewed by the CODM, (ii) internal management and related reporting structures and (iii) the basis upon which the CODM assesses performance and allocates resources.
Segment performance is evaluated based on a variety of factors, of which revenue and Adjusted EBITDA are the financial measures regularly reviewed by the CODM.
Dole and its chief operating decision makers, Dole’s CEO and COO, use Adjusted EBITDA as the primary financial measure, because it is a measure commonly used by financial analysts in evaluating the performance of companies in the same industry. The adjustments in calculating Adjusted EBITDA have been made, because management excludes these amounts when evaluating performance, on the basis that such adjustments eliminate the effects of (i) considerable amounts of non-cash depreciation and amortization and (ii) items not within the control of the Company’s operations managers. Adjusted EBITDA is not calculated or presented in accordance with U.S. GAAP, but Adjusted EBITDA by segment is presented in conformity with ASC 280, Segments. Further, Adjusted EBITDA as used herein is not necessarily comparable to similarly titled measures of other companies. Adjusted EBITDA is not a substitute for income from continuing operations, net income attributable to Dole plc, net income, cash flows from operating activities or any other measure prescribed by U.S. GAAP.
Adjusted EBITDA is reconciled from net income by taking consolidated net income and (1) subtracting the income or adding the loss from discontinued operations, net of income taxes; (2) adding the income tax expense or subtracting the income tax benefit; (3) adding interest expense; (4) adding depreciation charges; (5) adding amortization charges on intangible assets; (6) adding mark to market losses or subtracting mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three months ended March 31, 2026 and March 31, 2025, included subtracting the gain or adding the loss on the disposal of business interests, subtracting the gain or adding the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, adding impairment charges or held for sale classification losses on property, plant and equipment and lease assets, subtracting interest income on deferred transaction consideration, adding acquisition and transaction costs and adding restructuring charges and costs for legal matters not in the ordinary course of business; and (8) the Company’s share of these items from equity method investments.

The following provides revenue by segment and a reconciliation of Adjusted EBITDA by segment to consolidated net income, which is the most directly comparable U.S. GAAP financial measure:

	Three Months Ended
	March 31, 2026	March 31, 2025

Segment Revenue:	(U.S. Dollars in thousands)
Fresh Fruit	$937,660	$878,145
Diversified Fresh Produce — EMEA	1,022,324	892,087
Diversified Fresh Produce — Americas & ROW	420,011	363,413
Total segment revenue	2,379,995	2,133,645
Intersegment revenue	(37,820)	(34,241)
Total consolidated revenue, net	$2,342,175	$2,099,404

Reconciliation of net income to Adjusted EBITDA
Net income	$37,735	$44,159
Income from discontinued operations, net of income taxes	—	(30)
Income from continuing operations	37,735	44,129
Adjustments:
Income tax expense	21,982	17,578
Interest expense	12,586	17,182
Depreciation	26,527	24,813
Amortization of intangible assets	1,541	1,731
Mark to market (gains) losses	(4,125)	5,916
Gain on asset sales	(47)	(2,441)
Gain on disposal of businesses	(1,192)	(361)
Impairment of property, plant and equipment and lease assets	912	—
Other items	(12)	94
Adjustments from equity method investments	4,405	(3,819)
Total consolidated Adjusted EBITDA	$100,312	$104,822

Segment Adjusted EBITDA:
Fresh Fruit	$52,553	$63,331
Diversified Fresh Produce — EMEA	29,965	27,660
Diversified Fresh Produce — Americas & ROW	17,794	13,831
Total consolidated Adjusted EBITDA	$100,312	$104,822

The following tables illustrate the estimated impact of factors that have driven changes in segment revenues for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	Revenue for the three months ended
	March 31, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	March 31, 2026

	(U.S. Dollars in thousands)
Fresh Fruit	$878,145	$—	$—	$59,515	$937,660
Diversified Fresh Produce – EMEA	892,087	94,584	—	35,653	1,022,324
Diversified Fresh Produce – Americas & ROW	363,413	1,601	—	54,997	420,011
Intersegment revenue	(34,241)	—	—	(3,579)	(37,820)
	$2,099,404	$96,185	$—	$146,586	$2,342,175
1 The impact of foreign exchange translation represents an estimate of the effect of translating the results of operations denominated in a foreign currency to U.S. Dollar at prior year average rates, as compared to the current year average rates.
2 Operational change represents the remaining change in revenue after isolating the impacts of foreign exchange translation and acquisitions and divestitures, which we believe are significant factors that impact the comparability of our operating results in comparison to the prior year. The operational change is discussed in greater detail below.
The following tables illustrate the estimated impact of factors that have driven changes in segment Adjusted EBITDA for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	Adjusted EBITDA for the three months ended
	March 31, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	March 31, 2026

	(U.S. dollars in thousands)
Fresh Fruit	$63,331	$(462)	$—	$(10,316)	$52,553
Diversified Fresh Produce – EMEA	27,660	3,665	46	(1,406)	29,965
Diversified Fresh Produce – Americas & ROW	13,831	(44)	—	4,007	17,794
	$104,822	$3,159	$46	$(7,715)	$100,312
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
Changes in segment revenue and segment Adjusted EBITDA are described in more detail below, with focus on operational changes which we believe are more reflective of the Company’s performance in comparison to the prior year. Unless otherwise noted, the changes discussed below are for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Fresh Fruit
The increase in Fresh Fruit revenue, net, for the three months ended March 31, 2026 (6.8%, or $59.5 million) to $937.7 million was primarily due to higher worldwide pricing of bananas, pineapples and plantains and higher volumes of bananas sold in Europe.
The decrease in Fresh Fruit Adjusted EBITDA for the three months ended March 31, 2026 (17.0%, or $10.8 million) to $52.6 million was driven primarily by higher fruit costs in bananas due to higher overall sourcing costs in the market and higher fruit sourcing costs in pineapples, particularly due to the strengthening of the Costa Rican Colón against the U.S. Dollar.
Diversified Fresh Produce – EMEA
The increase in Diversified Fresh Produce – EMEA revenue, net, for the three months ended March 31, 2026 (14.6%, or $130.2 million) to $1.0 billion was primarily due to the favorable impact of foreign currency translation of $94.6 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar, as well as underlying growth in France and Germany. Excluding the impact of foreign currency translation, revenue was 4.0%, or $35.7 million, ahead of the prior year.

The increase in Diversified Fresh Produce – EMEA Adjusted EBITDA for the three months ended March 31, 2026 (8.3%, or $2.3 million) to $30.0 million was primarily due to a favorable impact of $3.7 million from foreign currency translation, as well as strong performance in Scandinavia and Germany. These increases were partially offset by weaker performance in South Africa, the U.K. and the Netherlands. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 5.1%, or $1.4 million, behind the prior year.
Diversified Fresh Produce – Americas & ROW
The increase in Diversified Fresh Produce – Americas & ROW revenue, net, for the three months ended March 31, 2026 (15.6%, or $56.6 million) to $420.0 million was primarily driven by higher volumes and positive pricing in our southern hemisphere export business, as well as higher volumes in our North America import and marketing businesses, offsetting lower pricing, primarily in avocados.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA for the three months ended March 31, 2026 (28.7%, or $4.0 million) to $17.8 million was driven by a positive impact in our southern hemisphere export business, a good performance in our North America import and marketing businesses, in part supported by the benefit of a partial restructuring of our operations in the fourth quarter of 2025, as well as good performance in our joint ventures operations.

Liquidity and capital resources
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
Over the upcoming year, as well as long-term, we believe that cash flow from operating activities, available cash and cash equivalents and access to borrowing facilities will be sufficient to fund any future capital expenditures, debt service, dividend payments and other capital requirements for the foreseeable future.
Cash Flows
The following table summarizes Dole’s consolidated cash flows for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025

Cash flow provided by (used in) continuing operations, net:	(U.S. Dollars in thousands)
Operating activities	$(22,467)	$(78,789)
Investing activities	(10,838)	(31,838)
Financing activities	40,483	53,267
Foreign currency impact	(1,864)	5,954
Cash used in discontinued operations, net	—	(23,791)
Net increase (decrease) in cash	5,314	(75,197)
Cash and cash equivalents, beginning, including discontinued operations	267,854	331,719
Cash and cash equivalents, ending, including discontinued operations	$273,168	$256,522

Cash flows used in operating activities were $22.5 million for the three months ended March 31, 2026, compared to cash flows used in operating activities of $78.8 million for the three months ended March 31, 2025. There were lower outflows from receivables in comparison to prior year, as the prior year was significantly impacted by the timing of collections related to the Chilean cherry season which accentuated the normal seasonal working capital receivables outflows as well as an incrementally higher benefit from securitization of trade receivables when compared to the prior year. There was also an increase in cash inflows in the current year from inventories. These impacts were partially offset by higher outflows in accounts payable, accrued liabilities and other liabilities due to seasonal timing of grower payables which were also accentuated by the timing of the cherry season.
Cash flows used in investing activities were $10.8 million for the three months ended March 31, 2026, compared to cash flows used in investing activities of $31.8 million for the three months ended March 31, 2025. The decrease in cash used in investing activities was primarily attributable to lower cash capital expenditures in the current year as the prior year included expenditure on the buyout of two vessel finance leases of $36.1 million, partially offset by higher insurance proceeds of $15.8 million received in the prior year.
Cash flows provided by financing activities were $40.5 million for the three months ended March 31, 2026, compared to $53.3 million provided by financing activities for the three months ended March 31, 2025. The decrease in cash provided by financing activities was primarily attributable to lower borrowings of debt, net of repayments, as well as the impacts of incremental outflows during the current year of $4.6 million for share repurchases and $3.1 million of tax paid for net settlement of share-based payments.
There were no cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 in the three months ended March 31, 2026 and March 31, 2025. There are no repatriation tax payments expected for the remainder of fiscal year 2026 or beyond fiscal year 2026.

Net Debt (non-GAAP measure)
Net debt is the primary measure used by management to analyze the Company’s capital structure and financial leverage. Net debt is a non-GAAP financial measure, calculated as cash and cash equivalents less current debt, long-term debt and bank overdrafts, excluding debt discounts and issuance costs. Management believes that net debt is an important measure to monitor leverage and evaluate the consolidated balance sheets. Management also believes that net debt provides useful information to investors because it reflects the Company’s overall debt position after taking into account cash and cash equivalents available to repay outstanding borrowings.
The following table sets forth a reconciliation of cash and cash equivalents and total debt to net debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$273,168	$267,854
Debt:
Long-term debt, net	(870,176)	(799,814)
Current maturities	(40,633)	(57,668)
Bank overdrafts	(12,696)	(9,611)
Total debt, net	(923,505)	(867,093)
Add: Unamortized debt discounts and issuance costs	(6,790)	(7,237)
Total gross debt	(930,295)	(874,330)
Net debt	$(657,127)	$(606,476)
The Credit Agreement includes the Corporate Revolving Credit Facility that provides for up to $600.0 million, and Term Loan A and Farm Credit Term Loan, which provides for borrowings of $250.0 million and $350.0 million, respectively. The Senior Secured Facilities have been successfully syndicated.
The Corporate Revolving Credit Facility and Term Loan A have expiration dates of May 1, 2030. The Farm Credit Term Loan has an expiration date of May 1, 2032.
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
The Senior Secured Facilities are expected to provide long-term sustainable capitalization.
See Note 12 “Debt” to the unaudited condensed consolidated financial statements included herein for additional detail on the Company’s debt.

Total Available Liquidity
Total available liquidity (defined as cash and cash equivalents plus available lines of credit, which includes the borrowing capacity of revolving loans and similar facilities) is used by management to evaluate the amount of capital that is readily available to the Company. Total available liquidity as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$273,168	$267,854
Lines of credit	661,516	771,528
Total available liquidity	$934,684	$1,039,382
In addition, Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions through which our maximum financial loss is limited to a percentage of receivables sold under the arrangements. Total facility amounts under all third-party trade receivables sales arrangements are $285.0 million in the aggregate as of March 31, 2026.
As of March 31, 2026, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $26.3 million and $255.0 million, respectively. As of December 31, 2025, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively.
Commitments and Contingencies
As of March 31, 2026, there were no material changes in our commitments, contractual arrangements or contingencies as compared to those in described in our Annual Report on Form 10-K. Refer to Note 16 “Contingencies” to the unaudited condensed consolidated financial statements included herein for further detail on Dole’s contingencies.
Share Repurchase Program
On November 7, 2025, the Board authorized the Share Repurchase Program, whereby we may repurchase up to $100.0 million in the aggregate of our Ordinary shares with no set expiration date. Shares may be repurchased from time to time through open-market transactions or other methods. The timing and volume of repurchases will be at the discretion of management and will be based on several factors including market conditions, available capital resources and alternative investment opportunities. Repurchases will be funded through operating cash flows or existing cash balances and availability under our Corporate Revolving Credit Facility. As the Share Repurchase Program does not obligate us to acquire any particular number of shares and can be suspended, modified or discontinued at any time, we cannot reasonably estimate the impact on our future cash flows or liquidity position.
During the three months ended March 31, 2026, the Company repurchased 306,570 Ordinary shares at an average price of $15.13 per share, totaling $4.6 million. As of March 31, 2026, approximately $95.4 million remained available for repurchase under the Share Repurchase Program.
Critical Accounting Estimates
The preparation of unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. The Company bases estimates on past experience and other assumptions that are believed to be reasonable under the circumstances, and management evaluates these estimates on an ongoing basis. Actual results may differ from those estimates.
Critical accounting estimates are those that materially affect or could affect the unaudited condensed consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting estimates and their underlying nature, assumptions and inputs is essential when reviewing the unaudited condensed consolidated financial statements of the Company. Management believes that the areas of goodwill and indefinite-lived intangible assets, income taxes, and pension and other postretirement benefits are the most critical, as they involve the use of significant estimates and assumptions. There have been no material changes or additions to our critical accounting estimates identified above from those described in greater detail in our Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the disclosures on this matter made in our Annual Report on Form 10-K.
Item 4.    Controls and Procedures
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, which has materially affected, or are reasonably likely to affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 16 “Contingencies” to the unaudited condensed consolidated financial statements included herein for a description of legal proceedings, which is incorporated herein by reference.
Item 1A. Risk Factors
Our business, financial condition or results of operations are subject to various risks and uncertainties, including those described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K. These risks are not the only risks facing the Company, and additional risks and uncertainties not yet known or currently deemed to be immaterial could materially adversely affect our business, financial condition or future results.
There have been no material changes from the risk factor information disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
There were no unregistered sales of equity securities during the period covered by this report.
Purchases of Equity Securities by the Issuer
The following table provides information regarding our purchases of Ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2026 to January 31, 2026	300,000	$15.15	300,000
February 1, 2026 to February 28, 2026	—	$—	—
March 1, 2026 to March 31, 2026	6,570	$13.98	6,570
Total	306,570			$95,355,964
The Company’s Share Repurchase Program, which was announced on November 10, 2025 and does not have a specific expiration date, authorizes repurchase of up to $100.0 million of its Ordinary shares in the aggregate through open-market transactions or other methods permitted under applicable securities laws. In the three months ended March 31, 2026, we completed the repurchase of 306,570 shares through open-market purchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

3
Memorandum and Articles of Association of Dole plc (incorporated by reference to Exhibit 3.1 to the Company’s Form F-1/A (File No. 333-257621), filed with the Securities and Exchange Commission on July 19, 2021)

31.1	**	Certification of Chief Executive Officer filed pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	**	Certification of Chief Financial Officer filed pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	**†	Inline XBRL Schema Document
101.CAL	**†	Inline XBRL Calculation Linkbase Document
101.DEF	**†	Inline XBRL Definition Linkbase Document
101.LAB	**†	Inline XBRL Label Linkbase Document
101.PRE	**†	Inline XBRL Presentation Linkbase Document
104	**†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Furnished herewith.
** Filed herewith.
† Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2026	DOLE PLC (Registrant)
By: /s/ Jacinta Devine
Name: Jacinta Devine
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)