Form 10-Q
period 2026-06-30
Dole plc
filed 2026-08-10
CIK 1857475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
☐ Yes ☒ No

As of July 29, 2026, there were 94,458,807 Ordinary shares of Dole plc issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DOLE PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025

ASSETS	(U.S. Dollars and shares in thousands)
Cash and cash equivalents	$291,705	$267,854
Receivables, net of allowances of $66,225 and $75,500, respectively	928,270	804,621
Inventories, net of allowances of $4,074 and $3,659, respectively	423,983	509,260
Prepaid expenses and other current assets	111,726	94,316
Assets held for sale	84,161	75,689
Total current assets	1,839,845	1,751,740
Investments in unconsolidated affiliates	143,996	142,082
Actively marketed property	48,211	53,231
Property, plant and equipment, net of accumulated depreciation of $640,163 and $619,706, respectively	1,049,898	1,081,656
Operating lease right-of-use assets	415,243	371,366
Goodwill	429,545	434,345
DOLE® brand	306,280	306,280
Other intangible assets, net of accumulated amortization of $133,498 and $133,022, respectively	15,961	18,997
Other assets	154,349	147,758
Deferred income tax assets	88,860	88,669
Total assets	$4,492,188	$4,396,124
LIABILITIES AND EQUITY
Accounts payable	$762,072	$712,483
Accrued liabilities	475,471	573,008
Bank overdraft, notes payable and current portion of long-term debt, net	62,366	67,279
Current maturities of operating leases	79,408	71,379
Other current liabilities	38,249	56,285
Liabilities held for sale	22,240	14,047
Total current liabilities	1,439,806	1,494,481
Long-term debt, net	969,121	799,814
Operating leases, less current maturities	337,399	306,566
Deferred income tax liabilities	85,505	90,100
Other long-term liabilities	191,975	203,390
Total liabilities	$3,023,806	$2,894,351
Contingencies (See Note 16)
Redeemable noncontrolling interests	34,248	29,716
Stockholders’ equity:
Common stock — $0.01 par value; 300,000 shares authorized; 94,459 and 95,163 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	945	952
Additional paid-in capital	741,559	804,247
Retained earnings	717,282	676,371
Accumulated other comprehensive loss	(130,852)	(117,467)
Total equity attributable to Dole plc	1,328,934	1,364,103
Equity attributable to noncontrolling interests	105,200	107,954
Total equity	1,434,134	1,472,057
Total liabilities, redeemable noncontrolling interests and equity	$4,492,188	$4,396,124

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(U.S. Dollars and shares in thousands, except per share amounts)
Revenues, net	$2,499,411	$2,428,427	$4,841,586	$4,527,831
Cost of sales	(2,304,115)	(2,210,127)	(4,461,297)	(4,127,338)
Gross profit	195,296	218,300	380,289	400,493
Selling, marketing, general and administrative expenses	(148,438)	(124,308)	(272,218)	(242,720)
(Loss) gain on disposal of businesses	(28)	48	1,164	409
Gain on asset sales	686	9,323	1,353	13,124
Impairment and asset write-downs of property, plant and equipment and lease assets	(22)	(144)	(1,134)	(182)
Operating income	47,494	103,219	109,454	171,124
Other income (expense), net	3,869	(18,716)	8,407	(19,064)
Interest income	4,367	2,955	8,572	5,995
Interest expense	(14,857)	(17,516)	(27,443)	(34,698)
Income from continuing operations before income taxes and equity earnings	40,873	69,942	98,990	123,357
Income tax expense	(14,802)	(25,504)	(36,784)	(43,082)
Equity method earnings	9,056	8,501	10,656	16,793
Income from continuing operations	35,127	52,939	72,862	97,068
Loss from discontinued operations, net of income taxes	—	(34,950)	—	(34,920)
Net income	35,127	17,989	72,862	62,148
Income attributable to noncontrolling interests	(9,143)	(8,023)	(15,581)	(13,270)
Net income attributable to Dole plc	$25,984	$9,966	$57,281	$48,878

Income per share - basic:
Continuing operations	$0.27	$0.47	$0.60	$0.88
Discontinued operations	—	(0.37)	—	(0.37)
Net income per share attributable to Dole plc - basic	$0.27	$0.10	$0.60	$0.51

Income per share - diluted:
Continuing operations	$0.27	$0.46	$0.60	$0.87
Discontinued operations	—	(0.36)	—	(0.36)
Net income per share attributable to Dole plc - diluted	$0.27	$0.10	$0.60	$0.51

Weighted-average shares:
Basic	95,046	95,145	95,110	95,127
Diluted	95,703	95,850	95,733	95,763

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars in thousands)
Net income	$35,127	$17,989	$72,862	$62,148
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on derivatives	453	(16,008)	6,204	(28,008)
Foreign currency translation adjustment	(9,002)	57,840	(21,048)	90,347
Total other comprehensive (loss) income	(8,549)	41,832	(14,844)	62,339
Comprehensive income	26,578	59,821	58,018	124,487
Comprehensive income attributable to noncontrolling interests	(8,454)	(14,563)	(14,122)	(22,801)
Comprehensive income attributable to Dole plc	$18,124	$45,258	$43,896	$101,686

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025

Operating Activities	(U.S. Dollars in thousands)
Net income	$72,862	$62,148
Loss from discontinued operations, net of taxes	—	34,920
Income from continuing operations	72,862	97,068
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	55,769	54,777
Impairment and asset write-downs of property, plant and equipment and lease assets	1,134	182
Net gain on sale of assets	(1,353)	(13,124)
Net gain on sale of businesses	(1,164)	(409)
Net (gain) loss on financial instruments	(9,759)	26,036
Stock-based compensation expense	3,262	3,185
Equity method earnings	(10,656)	(16,793)
Noncash debt refinancing expenses	—	1,921
Amortization of debt discounts and debt issuance costs	1,566	2,654
Deferred tax benefit	(3,161)	(2,831)
Pension and other postretirement benefit plan cost	4,621	2,868
Dividends received from equity method investments	6,596	6,268
Gain on insurance proceeds	—	(3,869)
Other	—	(1,565)
Changes in operating assets and liabilities:
Receivables, net of allowances	(132,369)	(211,944)
Inventories	81,227	25,736
Prepaids, other current assets and other assets	(27,508)	(12,816)
Accounts payable, accrued liabilities and other liabilities	(49,570)	(17,790)
Net cash used in operating activities - continuing operations	(8,503)	(60,446)
Investing activities
Sales of assets	7,465	10,076
Capital expenditures	(42,545)	(72,196)
Proceeds from sale of businesses, net of transaction costs and cash transferred	4,968	409
Insurance proceeds	—	18,971
Net sales (purchases) of unconsolidated affiliates	231	(1,589)
Acquisition of noncontrolling interests associated with the Port Sale Transaction	(51,193)	—
Other acquisitions, net of cash acquired	(2,303)	(1,882)
Other	(439)	(14)
Net cash used in investing activities - continuing operations	(83,816)	(46,225)
Financing activities
Proceeds from borrowings and overdrafts	1,068,317	1,151,108
Repayments on borrowings and overdrafts	(901,189)	(1,002,113)
Dividends paid to shareholders	(16,701)	(15,934)
Dividends paid to noncontrolling interests	(7,192)	(7,962)
Repurchases of Ordinary shares	(14,644)	—
Tax payments for net settlement of share-based payments	(3,378)	—
Other noncontrolling interest activity, net	(3,411)	—
Payment of contingent consideration	(2,305)	(919)
Net cash provided by financing activities - continuing operations	119,497	124,180
Effect of foreign exchange rate changes on cash	(3,327)	18,859
Net cash used in operating activities - discontinued operations	—	(23,870)
Net cash used in investing activities - discontinued operations	—	(4,850)
Cash used in discontinued operations, net	—	(28,720)
Increase in cash and cash equivalents	23,851	7,648
Cash and cash equivalents at beginning of period, including discontinued operations	267,854	331,719
Cash and cash equivalents at end of period, including discontinued operations	$291,705	$339,367
Supplemental cash flow information:
Income tax payments, net of refunds	$(40,822)	$(53,567)
Interest payments on borrowings	$(25,422)	$(32,119)
See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2025	$952	$804,247	$676,371	$(117,467)	$1,364,103	$107,954	$1,472,057	$29,716
Net income	—	—	31,297	—	31,297	5,431	36,728	1,007
Dividends declared	—	—	(8,201)	—	(8,201)	(1,598)	(9,799)	(444)
Stock-based compensation	3	1,535	—	—	1,538	—	1,538	—
Share repurchases of Ordinary shares	—	(4,644)	—	—	(4,644)	—	(4,644)	—
Other noncontrolling interest activity, net	—	(2,225)	—	—	(2,225)	52	(2,173)	1,190
Other redeemable noncontrolling interest activity, net	—	(306)	—	—	(306)	—	(306)	306
Other comprehensive (loss) income, net of income tax	—	—	—	(5,525)	(5,525)	(912)	(6,437)	142
Balance as of March 31, 2026	$955	$798,607	$699,467	$(122,992)	$1,376,037	$110,927	$1,486,964	$31,917
Net income	—	—	25,984	—	25,984	7,009	32,993	2,134
Dividends declared	—	—	(8,169)	—	(8,169)	(5,044)	(13,213)	(106)
Stock-based compensation	—	1,577	—	—	1,577	—	1,577	—
Share repurchases/retirement of Ordinary shares	(10)	(9,990)	—	—	(10,000)	—	(10,000)	—
Other noncontrolling interest activity, net	—	(48,340)	—	—	(48,340)	(6,995)	(55,335)	—
Other redeemable noncontrolling interest activity, net	—	(295)	—	—	(295)	—	(295)	295
Other comprehensive (loss) income, net of income tax	—	—	—	(7,860)	(7,860)	(697)	(8,557)	8
Balance as of June 30, 2026	$945	$741,559	$717,282	$(130,852)	$1,328,934	$105,200	$1,434,134	$34,248

See Notes to Unaudited Condensed Consolidated Financial Statements

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$950	$801,099	$657,430	$(166,180)	$1,293,299	$106,065	$1,399,364	$35,554
Net income	—	—	38,912	—	38,912	1,457	40,369	3,525
Dividends declared	—	—	(7,735)	—	(7,735)	(1,929)	(9,664)	(261)
Stock-based compensation	1	1,446	—	—	1,447	—	1,447	—
Other noncontrolling interest activity, net	—	(5,623)	—	—	(5,623)	(1,325)	(6,948)	(5,641)
Other redeemable noncontrolling interest activity, net	—	(2)	—	—	(2)	—	(2)	2
Other comprehensive income (loss), net of income tax	—	—	—	17,516	17,516	3,056	20,572	(65)
Balance as of March 31, 2025	$951	$796,920	$688,607	$(148,664)	$1,337,814	$107,324	$1,445,138	$33,114
Net income	—	—	9,966	—	9,966	7,455	17,421	841
Dividends declared	—	—	(8,218)	—	(8,218)	(5,494)	(13,712)	(278)
Stock-based compensation	1	1,393	—	—	1,394	—	1,394	—
Other noncontrolling interest activity, net	—	13	—	—	13	(3,530)	(3,517)	1,527
Other redeemable noncontrolling interest activity, net	—	131	—	—	131	—	131	(131)
Other comprehensive income, net of income tax	—	—	—	35,292	35,292	6,215	41,507	325
Balance as of June 30, 2025	$952	$798,457	$690,355	$(113,372)	$1,376,392	$111,970	$1,488,362	$35,398

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
In the current period, certain balance sheet amounts that were previously reported separately on the condensed consolidated balance sheets have been aggregated. The prior period amounts have been recast to conform to the current period presentation. See Note 10 “Additional Balance Sheet Information” for additional detail.
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

ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818)
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which provides recognition, measurement, presentation and disclosure guidance for environmental credits and environmental credit obligations. The amendments in this update should be applied retrospectively and are effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of the new requirements.
NOTE 4 — ACQUISITIONS AND DIVESTITURES
Vegetables Exit Process
On August 5, 2025, the Company completed the sale of its fresh vegetables (“Fresh Vegetables”) division to OG Holdco LLC (the “Vegetables Transaction”). The Vegetables Transaction comprised substantially all of the assets and liabilities of the former Fresh Vegetables reportable segment. As a result of the Company’s exit of the Fresh Vegetables division, its results are reported separately as discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three and six months ended June 30, 2025. Additionally, its cash flows have been separately stated as discontinued operations in the condensed consolidated statements of cash flows for the six months ended June 30, 2025.
In the six months ended June 30, 2026, the Company received incremental cash inflows from the Vegetables Transaction of $3.3 million related to amounts released from escrow, which are included within continuing operations proceeds from the sale of businesses in the condensed consolidated statements of cash flows.
In the three and six months ended June 30, 2025, an after-tax loss was recorded to adjust the carrying amount of the Fresh Vegetables division to estimated fair value, less costs to sell. The after-tax impact of this loss in the three and six months ended June 30, 2025 was $37.8 million (gross loss of $50.7 million net of a deferred tax credit of $12.9 million) and $45.3 million (gross loss of $60.9 million net of a deferred tax credit of $15.5 million), respectively.
Dole does not anticipate having significant continuing involvement with the Fresh Vegetables division with the exception of limited transition services arrangements that have not been and are not expected to be material to Dole’s continuing operations. Any subsequent transactions with OG Holdco LLC will be at arms-length terms.
The following table present the results of the Fresh Vegetables division as reported in loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations.

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025

	(U.S. Dollars in thousands)
Revenues, net	$247,242	$492,235
Cost of sales	(231,023)	(456,610)
Gross profit	16,219	35,625
Selling, marketing, general and administrative expenses	(9,962)	(20,588)
Transaction and other operating costs	(156)	(279)
Operating income from discontinued operations	6,101	14,758
Other (expense) income, net	(260)	239
Net interest income[1]	26	65
Income from discontinued operations before income taxes	5,867	15,062
Loss on classification as held for sale before income taxes	(50,700)	(60,913)
Total loss from discontinued operations before income taxes	(44,833)	(45,851)
Income tax benefit	10,156	10,939
Income from discontinued operations attributable to noncontrolling interests	(273)	(8)
Loss from discontinued operations, net of income taxes	$(34,950)	$(34,920)
1 Net interest income presented within discontinued operations is net of interest expense.

Port Sale Transaction
On December 13, 2025, certain subsidiaries of the Company entered into a series of sale and purchase agreements (collectively referred to herein as the “Port Sale Transaction”), whereby the Company would: 1) purchase the remaining interests of Cookstown Financial, Limited, a non-wholly owned subsidiary of the Company (“Cookstown”) (referred to herein as the “Pre-Closing Ownership Restructuring”); and 2) subsequent to the Pre-Closing Ownership Restructuring, sell 100% of the membership interests in Cookstown and Naportec S.A. (“Naportec”), collectively representing the Company’s port properties and associated operations in Guayaquil, Ecuador (the “Ecuadorian Port Business”), to Terminal Investment Limited Holding S.A. (the “Port Buyer”) (referred to herein as the “Port Disposal”).
In April of 2026, the Company received regulatory approval under the laws of Ecuador for the Port Sale Transaction. The sale and purchase agreements for the Port Sale Transaction contain customary representations, warranties, covenants and indemnification provisions.
The Company determined that the multiple sale and purchase agreements of the Port Sale Transaction should be treated as a single transaction based on the terms and conditions of the arrangements. In May of 2026, the Company completed the Pre-Closing Ownership Restructuring and paid cash of $51.2 million and derecognized noncontrolling interests of $4.4 million. The difference between the cash paid and the derecognized noncontrolling interests was treated as an equity transaction in the condensed consolidated statements of stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, and will reverse from equity upon the completion of the Port Sale Transaction as a result of the Company’s conclusion that the multiple arrangements should be treated as a single transaction.
On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction. Cash proceeds received for the Port Disposal were approximately $180.0 million, after customary transaction adjustments. Accounting for the effects of the Pre-Closing Ownership Restructuring and net of cash transferred, transaction costs, customary transaction completion adjustments, cash taxes and other adjustments, total cumulative net cash proceeds of the Port Sale Transaction are expected to be approximately $95.0 million. See Note 20 “Subsequent Events”.
The Company will continue to utilize the Ecuadorian Port Business after closing pursuant to an agreement with the Port Buyer to provide terminal services on arm’s length terms, including the loading and discharging of containers. The Company is expected to incur capital expenditure of approximately $10.0 million to upgrade an adjacent facility as part of this agreement.
The assets and liabilities of the Ecuadorian Port Business (“Port disposal group”) have been reclassified into held for sale as of June 30, 2026 and December 31, 2025. See Note 11 “Assets Held for Sale and Actively Marketed Property” for additional detail.
Other Acquisitions and Divestitures
The Company normally engages in acquisitions to grow its business and product offerings and in divestitures to align with Dole’s long-term strategy. Acquisitions and divestitures of subsidiaries in the three and six months ended June 30, 2026 and June 30, 2025 were not material. Changes to goodwill were primarily driven by foreign currency translation in the six months ended June 30, 2026.
See Note 20 “Subsequent Events” for additional detail.
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
Revenue also includes service revenue, which includes third-party freight services and royalties for the use of the Company’s brands and trademarks. Additionally, the Company maintains a commercial cargo business where revenue is earned by providing handling and transportation services of containerized cargo on the Company’s vessels. Net service revenues were less than 10% of total revenue for the three and six months ended June 30, 2026 and June 30, 2025.

The following table presents the Company's disaggregated revenue by similar types of products and services for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars in thousands)
Diversified produce	$1,491,449	$1,440,547	$2,890,064	$2,655,815
Tropical fruit	900,018	874,207	1,726,581	1,653,776
Health foods and consumer goods	41,735	40,925	81,660	76,272
Commercial cargo	45,005	47,350	89,943	94,909
Other[1]	21,204	25,398	53,338	47,059
Total revenue, net	$2,499,411	$2,428,427	$4,841,586	$4,527,831
The following table presents the Company's disaggregated revenue by channel for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Third party revenue:	(U.S. Dollars in thousands)
Retail	$1,478,464	$1,394,080	$2,782,435	$2,557,345
Wholesale	801,626	830,953	1,632,592	1,568,197
Food service	122,874	114,956	225,400	218,062
Commercial cargo	45,005	47,350	89,943	94,909
Other[2]	17,927	20,202	40,718	35,989
Revenue from sales to unconsolidated affiliates	33,515	20,886	70,498	53,329
Total revenue, net	$2,499,411	$2,428,427	$4,841,586	$4,527,831
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
Adjusted EBITDA is reconciled below to net income by (1) adding the income or subtracting the loss from discontinued operations, net of income taxes; (2) subtracting the income tax expense or adding the income tax benefit; (3) subtracting interest expense; (4) subtracting depreciation charges; (5) subtracting amortization charges on intangible assets; (6) subtracting mark to market losses or adding mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three and six months ended June 30, 2026 and June 30, 2025, included adding the gain or subtracting the loss on the disposal of business interests, adding the gain or subtracting the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, subtracting impairment charges or held‑for‑sale losses on property, plant and equipment and lease assets, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, adding interest income on deferred transaction consideration, subtracting acquisition and transaction costs, subtracting restructuring charges and costs for legal matters not in the normal course of business and subtracting debt refinancing expenses; and (8) the Company’s share of these items from equity method investments.

The following tables provide revenue, other segment items and Adjusted EBITDA by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Segment Revenue:
Fresh Fruit	$972,824	$972,591	$1,910,484	$1,850,736
Diversified Fresh Produce – EMEA	1,111,431	1,100,797	2,133,755	1,992,884
Diversified Fresh Produce – Americas & ROW	440,114	386,348	860,125	749,761
Total segment revenue	2,524,369	2,459,736	4,904,364	4,593,381
Intersegment revenue	(24,958)	(31,309)	(62,778)	(65,550)
Total consolidated revenue, net	$2,499,411	$2,428,427	$4,841,586	$4,527,831

Segment Adjusted EBITDA:[1]
Fresh Fruit	$50,257	$72,756	$102,810	$136,087
Diversified Fresh Produce – EMEA	45,931	48,984	75,896	76,644
Diversified Fresh Produce – Americas & ROW	20,574	15,378	38,368	29,209
Adjustments:
Income tax expense	(14,802)	(25,504)	(36,784)	(43,082)
Interest expense	(14,857)	(17,516)	(27,443)	(34,698)
Depreciation	(26,320)	(26,496)	(52,847)	(51,309)
Amortization of intangible assets	(1,381)	(1,737)	(2,922)	(3,468)
Mark to market gains (losses)	3,148	(17,153)	7,273	(23,069)
Gain on asset sales	—	8,737	47	11,178
(Loss) gain on disposal of businesses	(28)	48	1,164	409
Legal and restructuring costs	(23,054)	—	(23,054)	—
Asset write-downs, net of insurance proceeds	(184)	3,617	(184)	3,617
Impairment of property, plant and equipment and lease assets	(73)	—	(984)	—
Other items	89	(3,190)	100	(3,284)
Items in equity method earnings:
Dole’s share of depreciation	(2,179)	(1,793)	(4,662)	(3,460)
Dole’s share of amortization	(168)	(131)	(335)	(357)
Dole’s share of income tax expense	(2,454)	(2,263)	(2,804)	(3,430)
Dole’s share of interest expense	(1,374)	(917)	(2,879)	(1,708)
Dole’s share of gain on disposal of business interests	4	(4)	199	7,679
Dole’s share of other items	1,998	123	1,903	110
Income from continuing operations	35,127	52,939	72,862	97,068
Income from discontinued operations, net of income taxes	—	(34,950)	—	(34,920)
Net income	$35,127	$17,989	$72,862	$62,148
1 The difference between Segment Revenue and Segment Adjusted EBITDA is other segment items for each segment. Other segment items for each segment include the following: 1) cost of sales, inclusive of intersegment amounts and exclusive of depreciation and mark-to-market activity as defined above; 2) selling, marketing, general and administrative expenses, exclusive of depreciation, amortization, and restructuring and legal costs not in the normal course of business; 3) gain on asset sales for disposals of property, plant and equipment that do not qualify as assets held for sale or actively marketed property or sales-type leases; 4) impairment and asset write-downs of property, plant and equipment and lease assets that are not extraordinary in nature; 5) other income (expense), net, exclusive of acquisition and transaction costs and mark-to-market activity as defined above; 6) interest income, exclusive of interest income on deferred transaction consideration; 7) corporate-allocated costs; and 8) equity method earnings, exclusive of the Company’s share of depreciation, amortization, income taxes, interest, disposal of business interests and other items. Other segment items are not regularly provided to and not regularly reviewed by the CODM. The CODM uses budgeted, forecasted and consolidated expense information when reviewing performance. In the three months ended June 30, 2026 and June 30, 2025, Fresh Fruit other segment items were $922.6 million and $899.8 million, respectively. In the three months ended June 30, 2026 and June 30, 2025, Diversified Fresh Produce – EMEA other segment items were $1.1 billion and $1.1 billion, respectively. In the three months ended June 30, 2026 and June 30, 2025, Diversified Fresh Produce – Americas & ROW other segment items were $419.5 million and $371.0 million, respectively. In the six months ended June 30, 2026 and June 30, 2025, Fresh Fruit other segment items were $1.8 billion and $1.7 billion, respectively. In the six months ended June 30, 2026 and June 30, 2025, Diversified Fresh Produce – EMEA other segment items were $2.1 billion and $1.9 billion, respectively. In the six months ended June 30, 2026 and June 30, 2025, Diversified Fresh Produce – Americas & ROW other segment items were $821.8 million and $720.6 million, respectively.
NOTE 7 — OTHER INCOME (EXPENSE), NET
Included in other income (expense), net, in Dole’s condensed consolidated statements of operations were the following items:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Rental income	$1,689	$2,024	$3,289	$3,836
Unrealized gain (loss) on foreign currency denominated borrowings	3,561	(19,093)	8,190	(23,447)
Unrealized (loss) gain on fair value hedges	(1,178)	720	(870)	792
Realized gain (loss) on fair value hedges	276	(39)	574	(200)
Unrealized gain on interest rate swaps	35	196	147	196
Gain on investments	408	526	714	960
Non-service components of net periodic pension cost	(1,306)	(443)	(2,267)	(745)
(Loss) gain on contingent consideration	(3)	(38)	(4)	1,255
Debt refinancing expenses	—	(3,182)	—	(3,182)
Other	387	612	(1,366)	1,471
Other income (expense), net	$3,869	$(18,716)	$8,407	$(19,064)
NOTE 8 — RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES
Trade Receivables
Trade receivables as of June 30, 2026 and December 31, 2025 were $659.4 million and $539.8 million, net of allowances for credit losses of $18.0 million and $20.6 million, respectively. Trade receivables are also recorded net of allowances for sales deductions under the scope of ASC 606, Revenue from Contracts with Customers.
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

A rollforward of the allowance for credit losses for trade receivables was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(20,558)
Additional provisions in the period	(4,331)
Recoveries of amounts previously reserved	2,727
Balance sheet write-offs	2,812
Balance sheet reclassifications	1,019
Foreign exchange impact	360
Balance as of June 30, 2026	$(17,971)
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
As of June 30, 2026, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $26.6 million and $255.0 million, respectively. As of December 31, 2025, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively. The fees associated with the sale of such receivables are recorded in interest expense in the condensed consolidated statements of operations. The Company continues to service sold receivables, and the fair value of any resulting servicing liability is immaterial.
Grower Advances
Dole makes cash advances and materials advances to third-party growers for various production needs, including labor, fertilization, irrigation, pruning and harvesting costs, and additionally incurs other supply chain costs on behalf of third-party growers that are recorded as grower advance receivables. Some of these advances are secured by collateral owned by the growers.
Grower advances are categorized as either working capital advances or term advances. Working capital advances are made to the growers during a normal seasonal growing cycle to support operational working capital needs. These advances are short-term in nature and are intended to be repaid with excess cash proceeds from the current crop harvest. Short-term grower loans and advances, whether secured or unsecured, are classified as receivables, net, in the condensed consolidated balance sheets.
Term advances are made to support longer-term grower investments. These advances are long-term in nature, are typically secured by long-term grower assets and usually involve a long-term supply agreement for the marketing of fruit. These advances typically have structured repayment terms which are payable over the term of the advance or supply agreement with excess cash proceeds from the crop harvest, after payment of any outstanding working capital advances. The term of supply agreements and term advances is generally one to ten years. The current portion of term advances is classified as receivables, net, and the non-current portion of term advances is classified as other assets in the condensed consolidated balance sheets.

Both working capital advances and term advances may bear interest. Accrued interest on these arrangements has not historically been significant to the financial statements.
The following table summarizes growers advances as of June 30, 2026 and December 31, 2025 based on whether the advances are secured or unsecured:

	June 30, 2026		December 31, 2025
	Short-Term	Long-Term	Short-Term	Long-Term

	(U.S. Dollars in thousands)
Secured gross advances to growers and suppliers	$126,810	$18,584	$98,473	$18,501
Allowance for secured advances to growers and suppliers	(20,169)	(3,931)	(17,413)	(3,668)
Unsecured gross advances to growers and suppliers	52,233	8,601	82,868	6,107
Allowance for unsecured advances to growers and suppliers	(18,970)	(5,062)	(20,502)	(4,679)
Net advances to growers and suppliers	$139,904	$18,192	$143,426	$16,261
Of the $158.1 million and $159.7 million net advances to growers and suppliers as of June 30, 2026 and December 31, 2025, respectively, $6.2 million and $9.3 million were considered past due.
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
A rollforward of the allowance for expected credit losses related to grower loans and advances was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(46,263)
Additional provisions in the period	(1,738)
Recoveries of amounts previously reserved	1,250
Balance sheet reclassifications	(1,416)
Foreign exchange impact	35
Balance as of June 30, 2026	$(48,132)
Other Receivables
Other receivables, net, are recognized at net realizable value, which reflects the net amount expected to be collected. Current and non-current balances of other receivables are included in receivables, net, and other assets, respectively, in the condensed consolidated balance sheets. Other receivables primarily comprise value-added taxes (“VAT”) receivables, other receivables from government and tax authorities and non-trade receivables from customers, suppliers and other third parties. Based on the nature of these agreements, the timing of collection is dependent on many factors, including government legislation and the timing of settlement of the contract or arrangement.
Total other receivables as of June 30, 2026 and December 31, 2025 were $151.3 million and $143.9 million, net of allowances for credit losses of $21.8 million and $21.7 million, respectively. Of these amounts outstanding, VAT receivables represent $42.0 million and $44.3 million, respectively, net of allowances of $11.9 million and $13.8 million, respectively. VAT receivables are primarily related to purchases by production units and are refunded by certain taxing authorities. As of June 30, 2026 and December 31, 2025, the allowance related to non-trade receivables from customers, suppliers and other third parties was not significant.

NOTE 9 — INCOME TAXES
Dole recorded income tax expense of $14.8 million on $40.9 million of income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2026 and income tax expense of $36.8 million on $99.0 million of income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2026. Dole recorded income tax expense of $25.5 million on $69.9 million of income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2025 and income tax expense of $43.1 million on $123.4 million of income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2025. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three and six months ended June 30, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. net CFC tested income (“NCTI”) provisions under Section 951A of the Internal Revenue Code, U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Ireland passing a tax bill in 2023 that implements Pillar Two of the Organization for Economic Co-operation and Development (“Pillar Two”) and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three and six months ended June 30, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act (“Tax Act”), U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
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
The Company’s net deferred tax asset is primarily related to acquired intangible assets and fair value adjustments resulting from the merger of Total Produce plc and DFC Holdings, LLC (referred herein as the “Merger”) and is net of deferred tax assets related to the U.S. federal interest disallowance carryforward, U.S. state and non-U.S. net operating loss carryforwards and other temporary differences. Dole maintains a valuation allowance against certain U.S. state and non-U.S. deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on deferred tax assets by jurisdiction and adjusts estimates as more information becomes available.
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
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three and six months ended June 30, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

NOTE 10 — ADDITIONAL BALANCE SHEET INFORMATION
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
Details of inventory, net of allowances, in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Finished products	$278,150	$346,131
Raw materials, work in progress, and packaging materials	98,341	92,208
Crop growing costs	19,289	42,105
Agricultural and other operating supplies	28,203	28,816
Inventories, net of allowances	$423,983	$509,260
Due to the nature of the Company’s inventory, allowances for excess production and obsolescence have not historically been significant.
Receivables, net
In the current period, "trade receivables, net", "grower advance receivables, net" and "other receivables, net" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "receivables, net". The prior period amounts have been recast to conform to the current year presentation. Included in receivables, net in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Trade receivables, net	$659,351	$539,840
Grower advance receivables, net	139,904	143,426
Other receivables, net	129,015	121,355
Receivables, net	$928,270	$804,621
Prepaid Expenses and Other Current Assets
In the current period, "prepaid expenses", "short-term investments" and "other current assets" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "prepaid expenses and other current assets". The prior period amounts have been recast to conform to the current year presentation. Included in prepaid expenses and other current assets in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Prepaid expenses	$84,407	$70,007
Short-term investments	6,799	6,418
Other current assets	20,520	17,891
Prepaid expenses and other current assets	$111,726	$94,316
Other Assets

In the current period, "long-term investments" and "other assets" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "other assets". The prior period amounts have been recast to conform to the current year presentation. Included in other assets in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Long-term investments	$13,122	$13,827
Other noncurrent assets	141,227	133,931
Other assets	$154,349	$147,758
Accrued Liabilities
In the current period, "accrued liabilities", "payroll and other tax" and "pension and postretirement benefits" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "accrued liabilities". The prior period amounts have been recast to conform to the current year presentation. Included in accrued liabilities in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Accruals	$428,198	$517,989
Payroll and other tax	28,239	36,320
Pension and postretirement benefits	19,034	18,699
Accrued liabilities	$475,471	$573,008
Bank overdrafts and current portion of long-term debt, net
In the current period, "bank overdrafts" and "current portion of long-term debt, net" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "bank overdrafts and current portion of long-term debt, net". The prior period amounts have been recast to conform to the current year presentation. Included in bank overdrafts and current portion of long-term debt, net in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Bank overdrafts	$22,886	$9,611
Current portion of long-term debt, net	39,480	57,668
Total bank overdrafts and current portion of long-term debt, net	$62,366	$67,279
Other Current Liabilities
In the current period, "income taxes payable","contingent consideration" and "dividends payable and other current liabilities" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "other current liabilities". The prior period amounts have been recast to conform to the current year presentation. Included in other current liabilities in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Income taxes payable	21,597	21,805
Contingent consideration	2,732	3,252
Other	13,920	31,228
Other current liabilities	$38,249	$56,285

Other Long-Term Liabilities
In the current period, "pension and other postretirement benefits, less current portion", "contingent consideration, less current portion" and "other long-term liabilities" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "other long-term liabilities". The prior period amounts have been recast to conform to the current year presentation. Included in other long-term liabilities in Dole's condensed consolidated balance sheets are the following items:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Pension and other postretirement benefits, less current portion	$132,142	$135,900
Contingent consideration, less current portion	685	500
Other	59,148	66,990
Other long-term liabilities	$191,975	$203,390

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
Port Sale Transaction
On December 13, 2025, the Company entered into the Port Sale Transaction and committed to a plan to sell the Port disposal group, which is included in the Fresh Fruit reportable segment. As a result, the related assets and liabilities met the criteria for classification as held for sale as of June 30, 2026 and December 31, 2025. See Note 4 “Acquisitions and Divestitures” for additional detail.
Upon classification as held for sale, the Port disposal group was measured at the lower of carrying value and fair value, less cost to sell. As of June 30, 2026, assets and liabilities held for sale related to the Port disposal group were $77.7 million and $22.2 million, respectively. As of December 31, 2025, assets and liabilities held for sale related to the Port disposal group were $74.1 million and $14.0 million, respectively.
On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction. Refer to Note 20 “Subsequent Events” for additional detail.
Other Assets held for sale
During the six months ended June 30, 2026, Dole approved and committed to sell land in the Diversified Fresh Produce – EMEA reportable segment and transferred the related asset with a net book value of $5.7 million to assets held for sale. During the six months ended June 30, 2026, Dole sold buildings in the Diversified Fresh Produce – EMEA segment and land in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.9 million, in the aggregate, at a total net gain of $0.1 million.
During the six months ended June 30, 2025 Dole sold machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.6 million at a total gain of $0.4 million.

A rollforward of assets held for sale for the six months ended June 30, 2026 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$75,689
Reclassifications related to the Ecuador Port Transaction	3,651
Additions	5,705
Sales	(840)
Foreign exchange impact	(44)
Balance as of June 30, 2026	$84,161
The major classes of assets related to the Port disposal group included in assets held for sale in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	(U.S. Dollars in thousands)
Trade receivables, net of allowances for credit losses	$12,425	$11,075
Other current assets	1,334	1,888
Property, plant and equipment, net	42,480	40,055
Operating lease right-of-use assets	4,392	3,805
Goodwill	16,000	16,000
Other assets	1,094	1,252
Total Assets Held for Sale	$77,725	$74,075
As of June 30, 2026 and December 31, 2025, the remainder of other assets held for sale is comprised entirely of property, plant and equipment, net.
Liabilities held for sale
As of June 30, 2026 and December 31, 2025, total liabilities held for sale were $22.2 million and $14.0 million, respectively. A rollforward of liabilities held for sale for the six months ended June 30, 2026 in the condensed consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$14,047
Reclassifications related to the Ecuador Port Transaction	8,193
Balance as of June 30, 2026	$22,240

The major classes of liabilities related to the Port disposal group included in liabilities held for sale in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
	(U.S. Dollars in thousands)
Accounts payable and accrued liabilities	$11,687	$5,585
Operating lease liabilities	3,496	3,814
Deferred tax liabilities	2,885	—
Pension and postretirement benefits	4,172	4,648
Total Liabilities Held for Sale	$22,240	$14,047
There were no other liabilities held for sale.
Actively marketed property
As of June 30, 2026 and December 31, 2025, actively marketed property was $48.2 million and $53.2 million, respectively, and consisted entirely of land in Hawaii in the Fresh Fruit reportable segment. During the three and six months ended June 30, 2026, Dole sold actively marketed Hawaii land with a net book value of $5.0 million at a total loss of $0.1 million.
In the six months ended June 30, 2025, Dole sold actively marketed Hawaii land, as well as rights to wells and an easement, with a net book value of $0.4 million, at a total gain of $7.0 million.
A rollforward of actively marketed property for the six months ended June 30, 2026 in the consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$53,231
Land sales	(5,020)
Balance as of June 30, 2026	$48,211

NOTE 12 — DEBT
Short-term borrowings, bank overdrafts and long-term debt consisted of the following:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Corporate Revolving Credit Facility	$267,159	$67,827
Term Loan Facilities	590,254	595,124
Vessel financing loans	—	45,363
Other long-term financing arrangements	51,762	54,500
Other revolving credit facilities, at a weighted average interest rate of 5.0% as of June 30, 2026 (4.9% as of December 31, 2025)	63,787	56,990
Other short-term financing arrangements, at a weighted average interest rate of 7.5% as of June 30, 2026	3,031	—
Bank overdrafts	22,886	9,611
Finance lease obligations, at a weighted average interest rate of 5.5% as of June 30, 2026 (5.6% as of December 31, 2025)	38,962	44,915
Total debt, gross	1,037,841	874,330
Unamortized debt discounts and debt issuance costs	(6,354)	(7,237)
Total debt, net	1,031,487	867,093
Current maturities, net of unamortized debt discounts and debt issuance costs	(39,480)	(57,668)
Bank overdrafts	(22,886)	(9,611)
Long-term debt, net	$969,121	$799,814
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
As of June 30, 2026, amounts outstanding under the Term Loan facilities were $590.3 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $267.2 million. After taking into account approximately $16.4 million of related outstanding letters of credit, Dole had $316.4 million available for cash borrowings under the Corporate Revolving Credit Facility as of June 30, 2026. As of December 31, 2025, amounts outstanding under the Term Loan Facilities were $595.1 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $67.8 million. After taking into account approximately $4.4 million of related outstanding letters of credit, Dole had $527.8 million available for cash borrowings under the Corporate Revolving Credit Facility as of December 31, 2025.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s material U.S. assets of wholly owned subsidiaries, certain European assets and by the equity interests of substantially all Dole subsidiaries located in the U.S. and certain subsidiaries located in Europe.
Lines of Credit
In addition to amounts available under the Corporate Revolving Credit Facility, Dole’s subsidiaries have lines of credit and overdraft facilities of approximately $322.2 million at various local banks, of which $233.6 million was available for use as of June 30, 2026. As of December 31, 2025, there were lines of credit of $313.0 million, of which $243.8 million was available for use. These lines of credit are used primarily for short-term borrowings or bank guarantees. The majority of Dole’s lines of credit and overdraft facilities extend indefinitely but may be cancelled at any time by Dole or the banks, and if cancelled, any outstanding amounts would be due on demand.
Vessel Financing Loans
During the six months ended June 30, 2026, the Company voluntarily prepaid the remaining principal balance of the vessel financing loans, amounting to $44.7 million.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025

	(U.S. Dollars in thousands)
Service cost	$49	$47	$1,129	$1,015	$—	$—
Interest cost	1,701	1,961	3,305	3,079	151	176
Expected return on plan assets	(2,366)	(2,705)	(2,208)	(2,110)	—	—
Amortization of:
Net loss (gain)	148	(18)	291	13	78	59
Prior service benefit	—	—	(173)	(153)	—	—
Curtailments, settlements and terminations, net	—	—	379	141	—	—
Net periodic pension (income) cost	$(468)	$(715)	$2,723	$1,985	$229	$235

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

	(U.S. Dollars in thousands)
Service cost	$97	$93	$2,257	$2,030	$—	$—
Interest cost	3,401	3,923	6,610	6,158	303	352
Expected return on plan assets	(4,733)	(5,411)	(4,417)	(4,220)	—	—
Amortization of:
Net loss (gain)	296	(37)	581	26	156	118
Prior service benefit	—	—	(347)	(305)	—	—
Curtailments, settlements and terminations, net	—	—	417	141	—	—
Net periodic pension (income) cost	$(939)	$(1,432)	$5,101	$3,830	$459	$470
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
The interest rate swaps pay a fixed rate of interest at rates between 0.77% and 3.31%, with the receiving rates variable based on SOFR, which was 3.65% as of June 30, 2026. All interest rate swap arrangements are classified within the condensed consolidated balance sheets based on ultimate maturity date of the arrangement. Refer to Note 12 “Debt” for further information on Company’s variable rate debt.
As a result of the Refinancing described in Note 12 “Debt”, there was a de-designation of certain interest rate swaps in which the forecasted interest payments are no longer probable.
Bunker fuel contracts: Dole incurs significant fuel costs from shipping products from sourcing locations to end customer markets. As a result, Dole is exposed to commodity and fuel cost risks and enters into bunker fuel contracts from time to time to hedge the risk of unfavorable fuel prices.
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

Notional Amounts of Derivative Instruments
Dole had the following derivative instruments outstanding as of June 30, 2026:

Aggregate Notional Amount
Foreign currency forward contracts by currency:
United States dollar	$121.1 million
Euro	€274.2 million
British pound sterling	£15.2 million
Swedish krona	SEK 286.1 million
Canadian dollar	C$36.4 million
Chilean peso	CLP$18.5 billion
South African rand	ZAR 227.0 million
Interest rate swap contracts	$645.0 million
Quantitative Disclosures
Derivatives are presented gross in the condensed consolidated balance sheets. The following table presents the balance sheet location and fair value of the derivative instruments by type:

	Fair Value Measurements as of June 30, 2026
	Receivables, net	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$8,432	$—	$(280)	$—
Non-designated cash flow hedges	250	—	(762)	—
Fair value hedges	1,676	—	(1,667)	—
Interest rate swap contracts	1,643	1,959	(133)	—
	$12,001	$1,959	$(2,842)	$—

	Fair Value Measurements as of December 31, 2025
	Receivables, net	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$456	$—	$(3,040)	$—
Non-designated cash flow hedges	498	—	(855)	—
Fair value hedges	122	—	(976)	—
Interest rate swap contracts	6,504	204	—	(302)
Bunker fuel hedges	—	—	(231)	—
	$7,580	$204	$(5,102)	$(302)
Refer to Note 15 “Fair Value Measurements” for presentation of fair value instruments within the condensed consolidated balance sheets, which includes derivative financial instruments.

The following tables represent all of Dole’s realized and unrealized derivative gains (losses) and respective location in the financial statements for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net

Realized net gains:	(U.S. Dollars in thousands)
Cash flow hedges	$—	$1,293	$—	$—	$4	$—
Non-designated cash flow hedges	—	196	—	—	333	—
Fair value hedges		1,277	276	—	976	574
Total net realized gains	$—	$2,766	$276	$—	$1,313	$574
Unrealized net gains (losses):
Cash flow hedges	$2,064	$—	$—	$10,760	$—	$—
Non-designated cash flow hedges	—	92	—	—	(297)	—
Fair value hedges	—	239	(1,178)	—	1,879	(870)
Interest rate swap contracts	(1,842)	—	35	(2,951)	—	147
Total net unrealized gains (losses)	$222	$331	$(1,143)	$7,809	$1,582	$(723)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net	Accumulated Other Comprehensive Loss	Cost of Sales	Other Income (Expense), net

Realized net (losses) gains:	(U.S. Dollars in thousands)
Cash flow hedges	$—	$(6,481)	$—	$—	$(5,700)	$—
Non-designated cash flow hedges	—	(128)	—	—	640	—
Fair value hedges		(2,435)	(39)	—	(3,487)	(200)
Bunker fuel hedges	—	(119)	—	—	(40)	—
Total net realized (losses)	$—	$(9,163)	$(39)	$—	$(8,587)	$(200)
Unrealized net (losses) gains:
Cash flow hedges	$(15,874)	$—	$—	$(25,059)	$—	$—
Non-designated cash flow hedges	—	(1,851)	—	—	(2,047)	—
Fair value hedges	—	(1,113)	720	—	(2,004)	792
Bunker fuel hedges	—	(356)	—	—	(241)	—
Interest rate swap contracts	(5,559)	—	1,166	(12,464)	—	1,166
Total net unrealized (losses) gains	$(21,433)	$(3,320)	$1,886	$(37,523)	$(4,292)	$1,958
As of June 30, 2026, the Company expects approximately $11.4 million of net deferred gains from derivative instruments to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months. Of the $11.4 million of net deferred gains, $3.2 million relates to deferred gains on interest rate swap contracts and is expected to offset future interest expense on the Senior Secured Facilities, and $8.2 million relates to net deferred gains on cash flow hedges and is expected to offset future operational net losses on foreign currency exchange rates. Refer to Note 17 “Stockholders’ Equity” for details on reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2026 and June 30, 2025.
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
Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair values of the Company’s assets and liabilities that are remeasured at fair value as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements as of June 30, 2026 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Receivables, net	$—	$10,357	$—	$10,357
	Accrued liabilities	—	(2,709)	—	(2,709)
Interest rate swap contracts:
	Receivables, net	—	1,643	—	1,643
	Other assets	—	1,959	—	1,959
	Accrued liabilities	—	(133)	—	(133)
Rabbi Trust investments:
	Prepaid expenses and other current assets	—	—	6,799	6,799
	Other assets	—	—	13,122	13,122
Contingent consideration:
	Other current liabilities	—	—	(2,732)	(2,732)
	Other long-term liabilities	—	—	(685)	(685)
Total		$—	$11,117	$16,504	$27,621

		Fair Value Measurements as of December 31, 2025 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Receivables, net	$—	$1,076	$—	$1,076
	Accrued liabilities	—	(4,871)	—	(4,871)
Bunker fuel hedges:	Accrued liabilities	—	(231)	—	(231)
Interest rate swap contracts:
	Receivables, net	—	6,504	—	6,504
	Other assets	—	204	—	204
	Other long-term liabilities	—	(302)	—	(302)
Rabbi Trust investments:
	Prepaid expenses and other current assets	—	—	6,418	6,418
	Other assets	—	—	13,827	13,827
Contingent consideration:
	Other current liabilities	—	—	(3,252)	(3,252)
	Other long-term liabilities	—	—	(500)	(500)
Total		$—	$2,380	$16,493	$18,873

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
Dole sponsors a non-qualified deferred compensation plan and a frozen non-qualified supplemental defined benefit plan for executives. The plans are funded through investments in Rabbi Trusts. Securities are recorded at fair value with realized and unrealized holding gains or losses included in earnings. As of June 30, 2026, securities totaled $19.9 million, of which $6.8 million was classified as short-term and included in prepaid expenses and other current assets in the condensed consolidated balance sheets, and $13.1 million was classified as long-term and included in other assets in the condensed consolidated balance sheets. As of December 31, 2025, securities totaled $20.2 million, of which $6.4 million was classified as short-term and $13.8 million was classified as long-term. Dole estimates the fair value of its Rabbi Trust investments using prices provided by its custodian, which are based on various third-party pricing services or valuation models developed by the underlying fund managers. The Rabbi Trust investments are held by the custodian in various Master Trust Units (“MTUs”), where the fair value is derived from the individual investment components. Each investment within the MTU is individually valued, after considering gains, losses, contributions and distributions, and the collective value of the MTU represents the total fair value. Dole has evaluated the methodologies used by the custodian to develop the estimate of fair value and assessed whether such valuations are representative of fair value, including net asset value. Dole has determined the valuations to be Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 Rabbi Trust investments for the six months ended June 30, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$20,245
Net realized and unrealized gains recognized in earnings*	714
Plan contributions	60
Plan distributions	(1,098)
Balance as of June 30, 2026	$19,921
*Net amount comprised of a realized gain of $0.9 million and an unrealized loss of $0.2 million, recorded in other income (expense), net, in the condensed consolidated statements of operations.

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
The table below sets forth a summary of changes in the fair value of the Level 3 contingent consideration for the six months ended June 30, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(3,752)
Additions	(2,053)
Payments	2,305
Remeasurement loss	(4)
Foreign exchange impact	87
Balance as of June 30, 2026	$(3,417)
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
NOTE 16 — CONTINGENCIES
Guarantees
Dole provides guarantees for obligations of subsidiaries to third parties directly and indirectly through letters of credit from its revolving credit facilities, guarantees issued by major banking institutions and surety bonds issued by insurance companies. These letters of credit, bank guarantees and surety bonds are required by certain regulatory authorities, suppliers and other operating agreements and generally have contract terms of one to twenty years, often with an option to renew. As of June 30, 2026 and December 31, 2025, total letters of credit, bank guarantees and surety bonds outstanding under these arrangements were $77.0 million and $67.9 million, respectively, which represents the maximum potential future payments that Dole could be required to make. Any potential payments under these guarantees are not significant as of June 30, 2026.
Additionally, the Company guarantees certain bank borrowings and other obligations of certain equity method investees. As of June 30, 2026 and December 31, 2025, total guarantees under these arrangements were $8.2 million and $7.8 million, respectively, which represents the maximum potential future payments that Dole could be required to make.
Hawaii Spillway

In February of 2020, the State of Hawaii and Department of Land and Natural Resources provided notice to Dole of a deficiency in the spillway and embankment stability of a Company-owned reservoir that required mediation by 2025, although the remediation schedule has since been extended. Dole contracted a third party to perform an improvement study which resulted in an estimate of costs to modify the spillway of approximately $20.0 million. On July 5, 2023, Hawaii Senate Bill 833 was signed into law by the Governor of Hawaii, pursuant to which the Office of the Governor was directed to negotiate the acquisition of Dole’s interests in the spillway, reservoir and associated irrigation system. On June 22, 2026, Dole’s interests in those properties were transferred to the State of Hawaii. The State has begun work to repair the irrigation system and the associated spillway.
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
Former Shell Site (“Shell Case”): Beginning in 2009, Shell Oil Company and Dole Food Company, Inc. were sued in several cases filed in Los Angeles Superior Court by the City of Carson and persons claiming to be current or former residents in the area of a housing development built in the 1960’s by a predecessor of what is now a Dole subsidiary, Barclay Hollander Corporation (“BHC”), on land that had been owned and used by Shell as a crude oil storage facility for 40 years prior to the housing development. The homeowner and City of Carson complaints have been settled and the litigation has been dismissed. On May 6, 2013, Shell filed a complaint against Dole Food Company, Inc. (which was later voluntarily dismissed), BHC and Lomita Development Company (“Lomita”), seeking indemnity for the costs associated with the lawsuits discussed above (approximately $90.0 million plus attorney fees) and for the cleanup discussed below (approximately $310.0 million). Shell’s indemnification claims were based on an early entry side agreement between Shell and an entity related to BHC and on claims based in equity. The trial court dismissed Shell’s contract-based claims and eliminated Shell’s demands for indemnification related to the homeowner and City of Carson cases. Shell’s equitable claims related to the cleanup costs were tried and, on November 9, 2022, the jury delivered a verdict deciding that Shell properly incurred and will incur a total of $266.6 million in cleanup costs, and that BHC should bear 50.0% of those costs, or $133.3 million. BHC filed an appeal. In June 2023, the trial court granted Shell’s motion to add Dole Food Company, Inc. to the BHC judgment as an alter ego of BHC and ordered Shell to reimburse BHC approximately $26.7 million in attorney’s fees, which serves as an offset to the BHC judgment amount. Dole Food Company, Inc., appealed the alter ego ruling and secured a bond sufficient to stay enforcement of the judgment. Shell appealed the award of the attorney’s fees.
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
In June 2026, BHC and Dole Food Company, Inc. entered into a settlement agreement with Shell that will be completed post period end and that, when fully implemented, will resolve the Shell Case, including future claims related to the CAO and an agreement by Shell to continue to comply with the CAO. BHC and Dole Food Company, Inc. simultaneously entered into an agreement with certain of their legacy insurance carriers to fund a majority of the settlement payment.
NOTE 17 — STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2026, the Company was authorized to issue 600.0 million total shares of capital stock, consisting of 300.0 million shares of common stock and 300.0 million shares of preferred stock. As of June 30, 2026 and December 31, 2025, there were 94.5 million and 95.2 million shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

Stock-Based Compensation
The Company’s primary stock-based compensation plan is the 2021 Omnibus Incentive Compensation Plan (“the Plan”), under which to date, share options and two different types of restricted stock units (“RSUs”) have been issued. The purpose of the Plan is to benefit and advance the interests of Dole by attracting, retaining and motivating participants and to compensate participants for contributions to the success of the Company. Upon exercise of share options or vesting of RSUs, new shares are issued from existing authorization. A total of 7.4 million shares of the Company’s common stock were initially reserved for issuance pursuant to the Omnibus Plan. Upon the exercise of any option or vesting of any RSU, the related award is cancelled to the extent of the number of shares exercised or vested, and that number of shares is no longer available under the Plan. If any part of the award terminates without delivery of the related shares, the extent of the award will then be available for future grant under the Plan. As of June 30, 2026, there were 5.0 million shares available for future grant under the Plan.
During the six months ended June 30, 2026, additional RSU awards were issued under the Plan that vest over a one to three year service period, and additional RSU awards were issued under the Plan that vest over three years if certain market conditions are met, such as achieved price targets and relative share performance to peers. Compensation expense under the awards that include a market condition is determined based on the grant date fair value of the award calculated using a Monte Carlo simulation approach.
For the three and six months ended June 30, 2026, total stock-based compensation expense related to the Plan was $1.8 million and $3.3 million, respectively. For the three and six months ended June 30, 2025, total stock-based compensation expense related to the Plan was $1.8 million and $3.2 million, respectively. Stock-based compensation expense related to the Plan is recorded in selling, marketing, general and administrative expenses or cost of sales in the condensed consolidated statements of operations based on the classification of cash compensation to the participants. The total unrecognized compensation cost related to the unvested awards as of June 30, 2026 was $11.6 million.
Dividends Declared
The following table summarizes dividends per share declared for the six months ended June 30, 2026 and June 30, 2025:

Six Months Ended
June 30, 2026		June 30, 2025
Date Declared	Amount (per share)	Date Declared	Amount (per share)

	(U.S. Dollars)		(U.S. Dollars)
5/8/2026	$0.085	5/9/2025	$0.085
2/24/2026	$0.085	2/25/2025	$0.08
The following table summarizes total dividends declared for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars in thousands)
Dividends	$(8,169)	$(8,218)	$(16,370)	$(15,953)
In January of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.6 million (including dividends paid on vested awards under the Plan), to shareholders for the third quarter dividend declared on November 7, 2025. In April of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.1 million (including dividends paid on vested awards under the Plan), to shareholders for the fourth quarter dividend declared on February 24, 2026.
Dole’s ability to declare and pay dividends is subject to limitations contained in its various debt agreements. As of June 30, 2026, Dole had the ability to make dividend payments of $529.2 million before these limitations would come into effect.
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
During the three and six months ended June 30, 2026, the Company repurchased 719,290 and 1,025,860 Ordinary shares at an average price of $13.88 and $14.25 per share, totaling $10.0 million and $14.6 million, respectively. During the six months ended June 30, 2026 the Company retired 1,025,860 Ordinary shares. As of June 30, 2026, approximately $85.4 million remained available for repurchase under the Share Repurchase Program.
Accumulated Other Comprehensive Loss
Dole’s accumulated other comprehensive loss primarily consists of unrealized foreign currency translation gains and losses, unrealized derivative gains and losses and pension and postretirement obligation adjustments. A rollforward of the changes in accumulated other comprehensive loss, disaggregated by component, was as follows for the three and six months ended June 30, 2026 and June 30, 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2025	$1,847	$(74,380)	$(44,934)	$(117,467)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	9,052	—	(11,433)	(2,381)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(2,185)	—	—	(2,185)
Gross amounts reclassified from accumulated other comprehensive loss	(1,465)	—	157	(1,308)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	349	—	—	349
Net other comprehensive income (loss) attributable to Dole plc	5,751	—	(11,276)	(5,525)
Balance as of March 31, 2026	$7,598	$(74,380)	$(56,210)	$(122,992)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	4,358	—	(8,313)	(3,955)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(615)	—	—	(615)
Gross amounts reclassified from accumulated other comprehensive loss	(4,136)	—	—	(4,136)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	846	—	—	846
Net other comprehensive income (loss) attributable to Dole plc	453	—	(8,313)	(7,860)
Balance as of June 30, 2026	$8,051	$(74,380)	$(64,523)	$(130,852)

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$22,126	$(59,815)	$(128,491)	$(166,180)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(11,154)	—	29,516	18,362
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	2,652	—	—	2,652
Gross amounts reclassified from accumulated other comprehensive loss	(4,936)	—	—	(4,936)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	1,438	—	—	1,438
Net other comprehensive income (loss) attributable to Dole plc	(12,000)	—	29,516	17,516
Balance as of March 31, 2025	$10,126	$(59,815)	$(98,975)	$(148,664)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(23,234)	—	51,300	28,066
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	5,375	—	—	5,375
Gross amounts reclassified from accumulated other comprehensive loss	1,801	—	—	1,801
Income tax effect of amounts reclassified from accumulated other comprehensive loss	50	—	—	50
Net other comprehensive income (loss) attributable to Dole plc	(16,008)	—	51,300	35,292
Balance as of June 30, 2025	$(5,882)	$(59,815)	$(47,675)	$(113,372)

The following table includes details about net (gains) losses reclassified from accumulated other comprehensive loss by component of accumulated other comprehensive loss:

	(Gains) losses reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025	Affected line item in the Statement of Operations

	(U.S. Dollars in Thousands)
Fair Value of Derivatives:
Interest rate swap contracts	$(2,841)	$(3,775)	$(5,595)	$(7,966)	Interest expense
Dedesignation of certain interest rate swaps	—	(970)	—	(970)	Other (expense) income, net
Cash flow hedges	(1,295)	6,546	(6)	5,801	Cost of sales
Foreign Currency Translation	—	—	157	—	Gain on disposal of businesses
Total	$(4,136)	$1,801	$(5,444)	$(3,135)
NOTE 18 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of June 30, 2026, Dole’s investments in unconsolidated affiliates were $144.0 million, of which $137.6 million represented equity method investments, and $6.4 million represented investments in which Dole does not have significant influence. As of December 31, 2025, Dole’s investments in unconsolidated affiliates were $142.1 million, of which $135.6 million represented equity method investments, and $6.5 million represented investments in which Dole does not have significant influence. There are no significant investees in which Dole holds 20.0% or more of their voting stock that are not accounted for using the equity method of accounting.

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
During the six months ended, June 30, 2026, investments in and disposals of unconsolidated affiliates were not material. During the six months ended June 30, 2025, Dole divested of a portion of ownership shares in an equity method investment located in the U.S. and recognized a gain in equity method earnings of $6.9 million, net of income tax. This disposal was part of a non-cash transaction whereby Dole effectively exchanged a portion of its ownership shares in this equity method investment for an additional shareholding in a non-wholly owned consolidated subsidiary in the U.S.
For the three and six months ended June 30, 2026, total equity method earnings were $9.1 million and $10.7 million, respectively. For the three and six months ended June 30, 2025, total equity method earnings were $8.5 million and $16.8 million, respectively.

Transactions with Unconsolidated Affiliates
In the ordinary course of business, Dole enters into arm’s length transactions with unconsolidated affiliates, which include trading sales and purchases of goods and other supplies. From time to time, Dole also provides both seasonal and long-term loans to these affiliates, though these amounts have historically not been significant. The following table presents sales to and purchases from investments in unconsolidated affiliates for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Sales	$26,568	$22,681	$70,498	$64,792
Purchases	55,940	49,557	105,085	84,295
The following tables presents amounts due from and to investments in unconsolidated affiliates as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Amounts due from investments in unconsolidated affiliates - trade receivables	$23,296	$32,489
Amounts due from investments in unconsolidated affiliates - other receivables	2,094	2,435
Amounts due from investments in unconsolidated affiliates - other assets	12,795	9,338
Amounts due to investments in unconsolidated affiliates - accounts payable	(18,422)	(11,745)
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

The following table presents basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

	(U.S. Dollars and shares in thousands, except per share amounts)
Income from continuing operations	$35,127	$52,939	$72,862	$97,068
Net income attributable to noncontrolling interests	(9,143)	(8,023)	(15,581)	(13,270)
Income from continuing operations attributable to Dole plc	25,984	44,916	57,281	83,798
Loss from discontinued operations, net of income taxes	—	(34,950)	—	(34,920)
Net income attributable to Dole plc	$25,984	$9,966	$57,281	$48,878

Weighted average number of shares outstanding:
Weighted average number of shares – basic	95,046	95,145	95,110	95,127
Effect of share awards with a dilutive effect	657	705	623	636
Weighted average number of shares – diluted	95,703	95,850	95,733	95,763

Income per share:
Basic:
Continuing operations	$0.27	$0.47	$0.60	$0.88
Discontinued operations	—	(0.37)	—	(0.37)
Net income per share attributable to Dole plc	$0.27	$0.10	$0.60	$0.51
Diluted:
Continuing operations	$0.27	$0.46	$0.60	$0.87
Discontinued operations	—	(0.36)	—	(0.36)
Net income per share attributable to Dole plc	$0.27	$0.10	$0.60	$0.51
The average market value of the Company’s shares used for the purpose of calculating the dilutive effect of share options and RSUs with a market condition is based on quoted market prices for the period during which the awards were outstanding during the three and six months ended June 30, 2026 and June 30, 2025. The calculation of diluted earnings per share for the three and six months ended June 30, 2026 and June 30, 2025 does not include the effect of certain awards, because to do so would be antidilutive.
NOTE 20 — SUBSEQUENT EVENTS
Dole evaluated subsequent events through August 10, 2026, the date that Dole’s unaudited condensed consolidated financial statements were issued.
On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction. Cash proceeds received for the Port Disposal were approximately $180.0 million, after customary transaction adjustments. Accounting for the effects of the Pre-Closing Ownership Restructuring and net of cash transferred, transaction costs, customary transaction completion adjustments, cash taxes and other adjustments, total net cash proceeds of the Port Sale Transaction are expected to be approximately $95.0 million.
On July 1, 2026, a subsidiary of the Company in Sweden completed the acquisition of Greenfood Fresh Produce Int’l AB.
On August 7, 2026, the Board declared a cash dividend for the second quarter of 2026 of $0.085 per share, payable on October 7, 2026 to shareholders of record on September 16, 2026. A cash dividend of $0.085 per share was paid on July 8, 2026 for the first quarter of 2026.

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
Port Sale Transaction
On December 13, 2025, we entered into the Port Sale Transaction. In May of 2026, we completed the Pre-Closing Ownership Restructuring and paid cash of $51.2 million to purchase the remaining interests in the Ecuadorian Port Business. On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction and disposing of the Ecuadorian Port Business. Total cash proceeds of the Port Disposal, after customary transaction adjustments, were approximately $180.0 million. Accounting for the effects of the Pre-Closing Ownership Restructuring and net of cash transferred, transaction costs, customary transaction completion adjustments, cash taxes and other adjustments, total net cash proceeds of the Port Sale Transaction are expected to be approximately $95.0 million.
Current Economic and Market Environment
As 2026 progresses, the economic and market environment continues to be volatile with a number of external factors continuing to pose challenges to the global economy and to our business, including:
•Continuing global economic disruption due to geopolitical conflicts, as well as increased local disruptions due to political or security issues. The continuing conflict in the Middle East has increased global fuel prices, resulting in higher transportation costs; and continues to create uncertainty with respect to future direct and indirect input costs;
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
In response to the various ongoing challenges noted above, we are continuing to work across our business on mitigation strategies, including working with customers and suppliers to manage possible impacts of changes in input costs, adjusting pricing, identifying operational efficiencies and making strategic investments where deemed appropriate. Although we ultimately believe that we are well positioned within our industry to weather periods of economic disruption, the scope, duration and carry over effects of the above factors are uncertain, rapidly changing and difficult to predict. Therefore, the extent and magnitude of the impact of these factors on our business, operating results and long-term liquidity position cannot be reliably estimated at this time.
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

Operating Results
Selected results of operations for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	2026 vs. 2025

	(U.S. Dollars in thousands, except percentages)
Revenues, net	$2,499,411	$2,428,427	$70,984	2.9%
Cost of sales	(2,304,115)	(2,210,127)	(93,988)	4.3%
Gross profit	195,296	218,300	(23,004)
Selling, marketing, general and administrative expenses	(148,438)	(124,308)	(24,130)	19.4%
(Loss) gain on disposal of businesses	(28)	48	(76)	(158.3)%
Gain on asset sales	686	9,323	(8,637)	(92.6)%
Impairment and asset write-downs of property, plant and equipment and lease assets	(22)	(144)	122	(84.7)%
Operating income	47,494	103,219	(55,725)
Other income (expense), net	3,869	(18,716)	22,585	120.7%
Interest income	4,367	2,955	1,412	47.8%
Interest expense	(14,857)	(17,516)	2,659	(15.2)%
Income from continuing operations before income taxes and equity earnings	40,873	69,942	(29,069)
Income tax expense	(14,802)	(25,504)	10,702	(42.0)%
Equity method earnings	9,056	8,501	555	6.5%
Income from continuing operations	35,127	52,939	(17,812)
Loss from discontinued operations, net of income taxes	—	(34,950)	34,950	(100.0)%
Net income	35,127	17,989	17,138
Income attributable to noncontrolling interests	(9,143)	(8,023)	(1,120)	14.0%
Net income attributable to Dole plc	$25,984	$9,966	$16,018

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	2026 vs. 2025

	(U.S. Dollars in thousands, except percentages)
Revenues, net	$4,841,586	$4,527,831	$313,755	6.9%
Cost of sales	(4,461,297)	(4,127,338)	(333,959)	8.1%
Gross profit	380,289	400,493	(20,204)
Selling, marketing, general and administrative expenses	(272,218)	(242,720)	(29,498)	12.2%
Gain on disposal of businesses	1,164	409	755	184.6%
Gain on asset sales	1,353	13,124	(11,771)	(89.7)%
Impairment and asset write-downs of property, plant and equipment and lease assets	(1,134)	(182)	(952)	523.1%
Operating income	109,454	171,124	(61,670)
Other income (expense), net	8,407	(19,064)	27,471	144.1%
Interest income	8,572	5,995	2,577	43.0%
Interest expense	(27,443)	(34,698)	7,255	(20.9)%
Income from continuing operations before income taxes and equity earnings	98,990	123,357	(24,367)
Income tax expense	(36,784)	(43,082)	6,298	(14.6)%
Equity method earnings	10,656	16,793	(6,137)	(36.5)%
Income from continuing operations	72,862	97,068	(24,206)
Loss from discontinued operations, net of income taxes	—	(34,920)	34,920	(100.0)%
Net income	72,862	62,148	10,714
Income attributable to noncontrolling interests	(15,581)	(13,270)	(2,311)	17.4%
Net income attributable to Dole plc	$57,281	$48,878	$8,403

The following provides an analysis of consolidated operating results in comparison to the prior year. Management has analyzed the significant drivers of changes in consolidated operating results below and provided further commentary on segment performance in the section to follow. All other operating results not included in the analysis were not significant to the Company’s overall performance.
Revenues, Net
The increase in total revenue, net, for the three months ended June 30, 2026 (2.9%, or $71.0 million) was primarily due to positive operational performance in the Diversified Fresh Produce – Americas & ROW segment and a favorable impact from foreign currency translation of $30.3 million, as a result of the strengthening of the Swedish krona and euro against the U.S. Dollar when compared to prior year.
The increase in total revenue, net, for the six months ended June 30, 2026 (6.9%, or $313.8 million) was primarily due to positive operational performance across all reportable segments and a favorable impact from foreign currency translation of $126.5 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar when compared to prior year.
Other factors driving changes in revenue are described in more detail in the “Segment Operating Results” section below.
Cost of Sales
The increase in total cost of sales for the three months ended June 30, 2026 (4.3%, or $94.0 million) was primarily due to increased trading activity in the Diversified Fresh Produce – Americas & ROW segment and an unfavorable impact from foreign currency translation. Additionally, in the Fresh Fruit segment, cost of sales increased due to higher fruit sourcing costs, elevated shipping costs in both European and North American markets due to higher fuel costs, higher pineapple growing costs resulting from adverse weather conditions, as well as the continued strengthening of the Costa Rican Colón against the U.S. Dollar.
The increase in total cost of sales for the six months ended June 30, 2026 (8.1%, or $334.0 million) was primarily due to increased trading activity for all reporting segments and an unfavorable impact from foreign currency translation. Additionally, in the Fresh Fruit segment, cost of sales increased due to higher fruit costs in bananas due to higher overall sourcing costs in the market, higher fruit sourcing costs in pineapples, due to a combination of the strengthening of the Costa Rican Colón against the U.S. Dollar resulting in increasing input costs, and more recently the impact of adverse weather conditions reducing supply. In addition, the impact of rising fuel costs has adversely impacted shipping costs.
See “Segment Operating Results” section below for additional detail.
Selling, Marketing and General and Administrative Expenses (“SMG&A”)
The increase in total SMG&A for the three months ended June 30, 2026 (19.4%, or $24.1 million) was primarily due to a non-recurring charge associated with the settlement of a historical legal matter, some restructuring costs in the quarter and the impact of foreign current translation in the period partially offset by benefit from a partial restructuring of our operations in the Diversified Fresh Produce – Americas & ROW segment.
The increase in total SMG&A for the six months ended June 30, 2026 (12.2%, or $29.5 million) was primarily due to a non-recurring charge associated with the settlement of a historical legal matter and the impact of foreign current translation in the period partially offset by benefit from a partial restructuring of our operations in the Diversified Fresh Produce – Americas & ROW segment.

Gain (Loss) on Disposal of Businesses
There was an immaterial loss on disposal of businesses for the three months ended June 30, 2026. The gain on disposal of businesses for the six months ended June 30, 2026 was $1.2 million and was primarily due to the disposal of a controlling interest in a business in South Africa within the Diversified Fresh Produce – EMEA segment. We have retained an equity method investment in the business.
There was an immaterial gain on disposal of business for the three months ended June 30, 2025, and during the six months ended June 30, 2025, Dole recognized an incremental gain on the sale of Progressive of $0.4 million related to amounts that were released from escrow.

Gain on Asset Sales
The gain on asset sales for the three and six months ended June 30, 2026 was $0.7 million and $1.4 million, respectively, and was primarily the result of the sale of certain properties in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments, as well as the sale of certain property, plant and equipment across all reportable segments.
The gain on asset sales for the three and six months ended June 30, 2025 was $9.3 million and $13.1 million, respectively, which was primarily the result of the sale of actively marketed land in Hawaii, part of the Fresh Fruit segment, as well as the sale of certain property, plant and equipment across all reportable segments.
Impairment and asset write-downs of property, plant and equipment and lease assets
The impairment and asset write-downs of property, plant and equipment and lease assets for the six months ended June 30, 2026 was $1.1 million, which was related to asset write-downs of certain property, plant and equipment across all reportable segments. The impairment and asset write-downs of property, plant and equipment and lease assets for the three months ended June 30, 2026 and three and six months ended June 30, 2025 was immaterial.
Other income (expense), net
Other income (expense), net increased to income of $3.9 million in the three months ended June 30, 2026 from expense of $18.7 million in the three months ended June 30, 2025. The increase was primarily due to higher net unrealized gains on foreign currency denominated borrowings (in comparison unrealized losses incurred in the prior year). The prior year was also negatively impacted by the incremental nonrecurring net expenses in connection with the Refinancing. These increases were offset partially by higher net losses of other mark to market instruments and higher net periodic costs from non-service components of pension and other postretirement benefit plans.
Other income (expense), net increased to income of $8.4 million in the six months ended June 30, 2026 from expense of $19.1 million in the six months ended June 30, 2025. The increase was primarily due to higher net unrealized gains on foreign currency denominated borrowings (in comparison unrealized losses incurred in the prior year). The prior year was also negatively impacted by the incremental nonrecurring net expenses in connection with the Refinancing. These increases were offset partially by higher net losses of other mark to market instruments, higher net periodic costs from non-service components of pension and other postretirement benefit plans, lower rental income and other miscellaneous costs.
See Note 7 “Other Income (Expense), Net” to the unaudited condensed consolidated financial statements included herein for additional detail.
Interest Income
The increase in interest income for the three months ended June 30, 2026 (47.8%, or $1.4 million) and six months ended June 30, 2026 (43.0%, or $2.6 million) was primarily due to interest income recognized on the seller note received as consideration for the Vegetables Transaction.
Interest Expense
The decrease in interest expense for the three months ended June 30, 2026 (15.2%, or $2.7 million) was due to both lower debt balances and lower effective interest rates in the current year in comparison to the prior year.
The decrease in interest expense for the six months ended June 30, 2026 (20.9%, or $7.3 million) was mainly due to lower effective interest rates in the current year in comparison to the prior year.

Income Taxes
The Company recorded income tax expense of $14.8 million on $40.9 million of income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2026, reflecting a 36.2% effective tax rate. The Company recorded income tax expense of $25.5 million on $69.9 million of income from continuing operations before income taxes and equity earnings for the three months ended June 30, 2025, reflecting a 36.5% effective tax rate.
The Company recorded income tax expense of $36.8 million on $99.0 million of income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2026, reflecting a 37.2% effective tax rate. The Company recorded income tax expense of $43.1 million on $123.4 million of income from continuing operations before income taxes and equity earnings for the six months ended June 30, 2025, reflecting a 34.9% effective tax rate.

Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three and six months ended June 30, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. NCTI provisions under Section 951A of the Internal Revenue Code, U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three and six months ended June 30, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
The Company’s net deferred tax asset is primarily related to acquired intangible assets and fair value adjustments resulting from the Merger and is net of deferred tax assets related to the U.S. federal interest disallowance carryforward, U.S. state and non-U.S. net operating loss carryforwards and other temporary differences. Dole maintains a valuation allowance against certain U.S. state and non-U.S. deferred tax assets. Each reporting period, the Company evaluates the need for a valuation allowance on deferred tax assets by jurisdiction and adjusts estimates as more information becomes available.
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
On July 4, 2025, the U.S. OBBBA was enacted. Management is assessing the tax provisions of the OBBBA and its impacts on the Company. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three and six months ended June 30, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
See Note 9 “Income Taxes” to the unaudited condensed consolidated financial statements included herein for additional information on income taxes.

Equity method earnings
Equity method earnings increased to $9.1 million in the three months ended June 30, 2026 from $8.5 million in the three months ended June 30, 2025. The increase was primarily due to improved performance across our joint ventures in the Fresh Fruit segment.
Equity method earnings decreased to $10.7 million in the six months ended June 30, 2026 from $16.8 million in the six months ended June 30, 2025. The prior year was positively impacted by a divestiture of a portion of ownership shares in an investment located in the U.S. in which the Company recognized a $6.9 million gain, net of income tax. On an underlying basis, there was an increase primarily due to improved performance across our joint ventures in the Fresh Fruit segment.
See Note 18 “Investments in Unconsolidated Affiliates” to the unaudited condensed consolidated financial statements included herein for additional information.
Results from discontinued operations, net of income taxes
There was no current year activity from discontinued operations. Results from discontinued operations for the three and six months ended June 30, 2025 was a loss of $35.0 million and a loss of $34.9 million, respectively. The losses in the prior year were primarily related to adjustments of the carrying value of the Fresh Vegetables division to its estimated fair value, less costs to sell, in accordance with held-for-sale disposal group measurement guidance.
Net income attributable to noncontrolling interests
In the three months ended June 30, 2026, net income attributable to noncontrolling interests increased to $9.1 million from $8.0 million in the three months ended June 30, 2025. The increase was primarily related to an increase in the non-controlling interests share of earnings in our Diversified Fresh Produce – Americas & ROW segment.
In the six months ended June 30, 2026, net income attributable to noncontrolling interests increased to $15.6 million from $13.3 million in the six months ended June 30, 2025. The prior year was impacted by the noncontrolling interest share of gain on disposal of an equity method investment as described above, the non-controlling interests share of mark-to-market gains on financial instruments as well as the impact of a discrete tax charge attributable to noncontrolling interests. On an underlying basis, there was an increase in the current year net income attributable to noncontrolling interests due to an increase in the non-controlling interests share of earnings in the Diversified Fresh Produce – Americas & ROW segment and in the Diversified Fresh Produce – EMEA segment, which included a positive benefit from currency translation.

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
Adjusted EBITDA is reconciled from net income by taking consolidated net income and (1) subtracting the income or adding the loss from discontinued operations, net of income taxes; (2) adding the income tax expense or subtracting the income tax benefit; (3) adding interest expense; (4) adding depreciation charges; (5) adding amortization charges on intangible assets; (6) adding mark to market losses or subtracting mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three and six months ended June 30, 2026 and June 30, 2025, included subtracting the gain or adding the loss on the disposal of business interests, subtracting the gain or adding the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, adding impairment charges or held-for-sale losses on property, plant and equipment and lease assets, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, subtracting interest income on deferred transaction consideration, adding acquisition and transaction costs, adding restructuring charges and costs for legal matters not in the normal course of business and adding debt refinancing expenses; and (8) the Company’s share of these items from equity method investments.

The following provides revenue by segment and a reconciliation of Adjusted EBITDA by segment to consolidated net income, which is the most directly comparable U.S. GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Segment Revenue:	(U.S. Dollars in thousands)
Fresh Fruit	$972,824	$972,591	$1,910,484	$1,850,736
Diversified Fresh Produce — EMEA	1,111,431	1,100,797	2,133,755	1,992,884
Diversified Fresh Produce — Americas & ROW	440,114	386,348	860,125	749,761
Total segment revenue	2,524,369	2,459,736	4,904,364	4,593,381
Intersegment revenue	(24,958)	(31,309)	(62,778)	(65,550)
Total consolidated revenue, net	$2,499,411	$2,428,427	$4,841,586	$4,527,831

Reconciliation of net income to Adjusted EBITDA
Net income	$35,127	$17,989	$72,862	$62,148
Income from discontinued operations, net of income taxes	—	34,950	—	34,920
Income from continuing operations	35,127	52,939	72,862	97,068
Adjustments:
Income tax expense	14,802	25,504	36,784	43,082
Interest expense	14,857	17,516	27,443	34,698
Depreciation	26,320	26,496	52,847	51,309
Amortization of intangible assets	1,381	1,737	2,922	3,468
Mark to market (gains) losses	(3,148)	17,153	(7,273)	23,069
Gain on asset sales	—	(8,737)	(47)	(11,178)
Loss (gain) on disposal of businesses	28	(48)	(1,164)	(409)
Legal and restructuring costs	23,054	—	23,054	—
Asset write-downs, net of insurance proceeds	184	(3,617)	184	(3,617)
Impairment of property, plant and equipment and lease assets	73	—	984	—
Other items	(89)	3,190	(100)	3,284
Adjustments from equity method investments	4,173	4,985	8,578	1,166
Total consolidated Adjusted EBITDA	$116,762	$137,118	$217,074	$241,940

Segment Adjusted EBITDA:
Fresh Fruit	$50,257	$72,756	$102,810	$136,087
Diversified Fresh Produce — EMEA	45,931	48,984	75,896	76,644
Diversified Fresh Produce — Americas & ROW	20,574	15,378	38,368	29,209
Total consolidated Adjusted EBITDA	$116,762	$137,118	$217,074	$241,940

The following tables illustrate the estimated impact of factors that have driven changes in segment revenues for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025:

	Revenue for the three months ended
	June 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	June 30, 2026

	(U.S. Dollars in thousands)
Fresh Fruit	$972,591	$—	$—	$233	$972,824
Diversified Fresh Produce – EMEA	1,100,797	29,882	—	(19,248)	1,111,431
Diversified Fresh Produce – Americas & ROW	386,348	399	—	53,367	440,114
Intersegment revenue	(31,309)	—	—	6,351	(24,958)
	$2,428,427	$30,281	$—	$40,703	$2,499,411

	Revenue for the six months ended
	June 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	June 30, 2026

	(U.S. Dollars in thousands)
Fresh Fruit	$1,850,736	$—	$—	$59,748	$1,910,484
Diversified Fresh Produce – EMEA	1,992,884	124,466	—	16,405	2,133,755
Diversified Fresh Produce – Americas & ROW	749,761	2,001	—	108,363	860,125
Intersegment revenue	(65,550)	—	—	2,772	(62,778)
	$4,527,831	$126,467	$—	$187,288	$4,841,586
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
The following tables illustrate the estimated impact of factors that have driven changes in segment Adjusted EBITDA for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	Adjusted EBITDA for the three months ended
	June 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	June 30, 2026

	(U.S. dollars in thousands)
Fresh Fruit	$72,756	$(120)	$—	$(22,379)	$50,257
Diversified Fresh Produce – EMEA	48,984	1,507	(558)	(4,002)	45,931
Diversified Fresh Produce – Americas & ROW	15,378	17	—	5,179	20,574
	$137,118	$1,404	$(558)	$(21,202)	$116,762

	Adjusted EBITDA for the six months ended
	June 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	June 30, 2026

	(U.S. dollars in thousands)
Fresh Fruit	$136,087	$(582)	$—	$(32,695)	$102,810
Diversified Fresh Produce – EMEA	76,644	5,172	(512)	(5,408)	75,896
Diversified Fresh Produce – Americas & ROW	29,209	(30)	—	9,189	38,368
	$241,940	$4,560	$(512)	$(28,914)	$217,074
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

Changes in segment revenue and segment Adjusted EBITDA are described in more detail below, with focus on operational changes which we believe are more reflective of the Company’s performance in comparison to the prior year. Unless otherwise noted, the changes discussed below are for the three and six months ended June 30, 2026, as compared to the three and six months ended June 30, 2025.
Fresh Fruit
Fresh Fruit revenue, net, for the three months ended June 30, 2026 of $972.8 million is in line with prior year. Higher volumes of bananas sold in Europe and higher underlying banana pricing in North America were partially offset by lower banana volumes in North America. Pineapple volumes were lower across all markets, primarily due to adverse weather conditions affecting fruit availability.
The decrease in Fresh Fruit Adjusted EBITDA for the three months ended June 30, 2026 (30.9%, or $22.5 million) to $50.3 million was driven primarily driven by higher fruit sourcing costs, elevated shipping costs in both European and North American markets due to higher fuel costs, higher pineapple growing costs resulting from adverse weather conditions, as well as the continued strengthening of the Costa Rican Colón against the U.S. Dollar.
The increase in Fresh Fruit revenue, net, for the six months ended June 30, 2026 (3.2%, or $59.7 million) to $1.9 billion was primarily due to higher volumes of bananas sold in Europe. There was also higher underlying pricing of bananas and pineapples, as well as higher volumes of plantains in North America. These increases were partially offset by decreased banana volumes in North America, and more recently, lower pineapple volumes in all markets due to unfavorable weather conditions.
The decrease in Fresh Fruit Adjusted EBITDA for the six months ended June 30, 2026 (24.5%, or $33.3 million) to $102.8 million was driven primarily by higher fruit costs in bananas due to higher overall sourcing costs in the market and higher fruit sourcing costs in pineapples, due to a combination of the strengthening of the Costa Rican Colón against the U.S. Dollar resulting in increasing input costs, and more recently, the impact of adverse weather conditions reducing supply. In addition, the impact of rising fuel costs associated with the ongoing conflict in the Middle East has adversely impacted shipping costs in both North American and European markets.
Diversified Fresh Produce – EMEA
The increase in Diversified Fresh Produce – EMEA revenue, net, for the three months ended June 30, 2026 (1.0%, or $10.6 million) to $1.1 billion was primarily due to the favorable impact of foreign currency translation of $29.9 million, as a result of the strengthening of the Swedish krona and euro against the U.S. Dollar, as well as underlying growth in Scandinavia partially offset by lower revenue in Spain. Excluding the impact of foreign currency translation, revenue was 1.7%, or $19.2 million, behind the prior year.
The decrease in Diversified Fresh Produce – EMEA Adjusted EBITDA for the three months ended June 30, 2026 (6.2%, or $3.1 million) to $45.9 million was primarily due to weaker performance in South Africa, the Netherlands and Spain. These decreases were partially offset by a favorable impact of $1.5 million from foreign currency translation, as well as strong performance in Scandinavia. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 8.2%, or $4.0 million, behind the prior year.
The increase in Diversified Fresh Produce – EMEA revenue, net, for the six months ended June 30, 2026 (7.1%, or $140.9 million) to $2.1 billion was primarily due to the favorable impact of foreign currency translation of $124.5 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar, as well as underlying growth in Scandinavia, France and Germany. Excluding the impact of foreign currency translation, revenue was 0.8%, or $16.4 million, ahead of the prior year.
The decrease in Diversified Fresh Produce – EMEA Adjusted EBITDA for the six months ended June 30, 2026 (1.0%, or $0.7 million) to $75.9 million was primarily due to weaker performance in South Africa, the Netherlands and the U.K. These decreases were partially offset by a strong performance in Scandinavia and Germany and a favorable impact of foreign currency translation of $5.2 million. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 7.1%, or $5.4 million, behind the prior year.

Diversified Fresh Produce – Americas & ROW
The increase in Diversified Fresh Produce – Americas & ROW revenue, net, for the three months ended June 30, 2026 (13.9%, or $53.8 million) to $440.1 million was primarily driven by higher volumes in our North America business, both from seasonal timing benefits with North American cherries and by good underlying growth in key products including kiwi and avocados. There was also higher revenue in our southern hemisphere export business due to positive season end pricing adjustments.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA for the three months ended June 30, 2026 (33.8%, or $5.2 million) to $20.6 million was driven by a strong performance in our North American business, driven both by positive volume growth in kiwi and avocados and seasonal timing differences in cherries, as well as the continued benefit of the partial restructuring of our berry operations in the fourth quarter of 2025.
The increase in Diversified Fresh Produce – Americas & ROW revenue, net, for the six months ended June 30, 2026 (14.7%, or $110.4 million) to $860.1 million was primarily driven by higher cherry volumes and positive pricing in our southern hemisphere export business products, as well as higher volumes in our North American business across a number of categories, offsetting marginally lower pricing, primarily in avocados.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA for the six months ended June 30, 2026 (31.4%, or $9.2 million) to $38.4 million was driven by a strong performance in our southern hemisphere export business, primarily due to higher volumes, as well as by a positive performance in our North American business, due to volume development in categories including kiwi and grapes, as well as by the benefit of a partial restructuring of our berry operations in the fourth quarter of 2025.

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
In the next twelve months and beyond, we believe that cash flow from operating activities, available cash and cash equivalents and access to borrowing facilities will be sufficient to fund any future capital expenditures, debt service, dividend payments and other capital requirements for the foreseeable future.
Cash Flows
The following table summarizes Dole’s consolidated cash flows for the six months ended June 30, 2026 and June 30, 2025:

	Six Months Ended
	June 30, 2026	June 30, 2025

Cash flow provided by (used in) continuing operations, net:	(U.S. Dollars in thousands)
Operating activities	$(8,503)	$(60,446)
Investing activities	(83,816)	(46,225)
Financing activities	119,497	124,180
Foreign currency impact	(3,327)	18,859
Cash used in discontinued operations, net	—	(28,720)
Net increase in cash	23,851	7,648
Cash and cash equivalents, beginning, including discontinued operations	267,854	331,719
Cash and cash equivalents, ending, including discontinued operations	$291,705	$339,367

Cash flows used in operating activities were $8.5 million for the six months ended June 30, 2026, compared to cash flows used in operating activities of $60.4 million for the six months ended June 30, 2025. There were lower outflows from receivables in comparison to prior year, as the prior year was significantly impacted by the timing of collections related to the Chilean cherry season which accentuated the normal seasonal working capital receivables outflows as well as an incrementally higher benefit from securitization of trade receivables when compared to the prior year. There was also an increase in cash inflows in the current year from inventories primarily in the Fresh Fruit and Diversified Fresh Produce – Americas & ROW segments. These impacts were partially offset by higher outflows in accounts payable, accrued liabilities and other liabilities due to seasonal timing of grower payables which were also accentuated by the timing of the cherry season.
Cash flows used in investing activities were $83.8 million for the six months ended June 30, 2026, compared to cash flows used in investing activities of $46.2 million for the six months ended June 30, 2025. The increase in cash used in investing activities was primarily attributable to the cash outflow related to the acquisition of noncontrolling interests associated with the Port Sale Transaction of $51.2 million, as well as higher insurance proceeds of $19.0 million received in the prior year. This net increase was offset by lower cash capital expenditures in the current year as the prior year included expenditure on the buyout of two vessel finance leases of $36.1 million.
Cash flows provided by financing activities were $119.5 million for the six months ended June 30, 2026, compared to $124.2 million provided by financing activities for the six months ended June 30, 2025. The decrease in cash provided by financing activities was primarily attributable to the impacts of incremental outflows during the current year of $14.6 million for share repurchases and $3.4 million of tax paid for net settlement of share-based awards, partially offset by higher borrowings of debt, net of repayments.
There were no cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 in the six months ended June 30, 2026 and $16.9 million of cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 for the six months ended June 30, 2025. There are no repatriation tax payments expected for the remainder of fiscal year 2026 or beyond fiscal year 2026.

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
The following table sets forth a reconciliation of cash and cash equivalents and total debt to net debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$291,705	$267,854
Debt:
Long-term debt, net	(969,121)	(799,814)
Current maturities	(39,480)	(57,668)
Bank overdrafts	(22,886)	(9,611)
Total debt, net	(1,031,487)	(867,093)
Add: Unamortized debt discounts and issuance costs	(6,354)	(7,237)
Total gross debt	(1,037,841)	(874,330)
Net debt	$(746,136)	$(606,476)
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

Total Available Liquidity
Total available liquidity (defined as cash and cash equivalents plus available lines of credit, which includes the borrowing capacity of revolving loans and similar facilities) is used by management to evaluate the amount of capital that is readily available to the Company. Total available liquidity as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$291,705	$267,854
Lines of credit	550,041	771,528
Total available liquidity	$841,746	$1,039,382
In addition, Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions through which our maximum financial loss is limited to a percentage of receivables sold under the arrangements. Total facility amounts under all third-party trade receivables sales arrangements are $285.0 million in the aggregate as of June 30, 2026.
As of June 30, 2026, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $26.6 million and $255.0 million, respectively. As of December 31, 2025, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively.
Commitments and Contingencies
As of June 30, 2026, other than as described in Note 16 “Contingencies” to the unaudited condensed consolidated financial statements included herein, there were no material changes in our commitments, contractual arrangements or contingencies as compared to those in described in our Annual Report on Form 10-K. Refer to Note 16 “Contingencies” for further detail on Dole’s contingencies.
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
During the three and six months ended June 30, 2026, the Company repurchased 719,290 and 1,025,860 Ordinary shares at an average price of $13.88 and $14.25 per share, totaling $10.0 million and $14.6 million, respectively. As of June 30, 2026, approximately $85.4 million remained available for repurchase under the Share Repurchase Program.
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
As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There were no unregistered sales of equity securities during the period covered by this report.
Purchases of Equity Securities by the Issuer
The following table provides information regarding our purchases of Ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2026 to April 30, 2026	—	$—	—
May 1, 2026 to May 30, 2026	—	$—	—
June 1, 2026 to June 30, 2026	719,290	$13.88	719,290
Total	719,290			$85,355,966
The Company’s Share Repurchase Program, which was announced on November 10, 2025 and does not have a specific expiration date, authorizes repurchase of up to $100.0 million of its Ordinary shares in the aggregate through open-market transactions or other methods permitted under applicable securities laws. In the three months ended June 30, 2026, we completed the repurchase of 719,290 shares through open-market purchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each defined in Item 408(a) of Regulation S-K.

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
* Furnished herewith.
** Filed herewith.
† Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2026	DOLE PLC (Registrant)
By: /s/ Jacinta Devine
Name: Jacinta Devine
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)