Form 10-Q
period 2026-09-30
Dole plc
filed 2026-11-09
CIK 1857475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

As of October 30, 2026, there were 93,696,488 Ordinary shares of Dole plc issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
DOLE PLC
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	December 31, 2025

ASSETS	(U.S. Dollars and shares in thousands)
Cash and cash equivalents	$295,777	$267,854
Receivables, net of allowances of $65,027 and $75,500, respectively	955,680	804,621
Inventories, net of allowances of $4,358 and $3,659, respectively	472,414	509,260
Prepaid expenses and other current assets	104,998	94,316
Assets held for sale	6,462	75,689
Total current assets	1,835,331	1,751,740
Investments in unconsolidated affiliates	145,609	142,082
Actively marketed property	42,286	53,231
Property, plant and equipment, net of accumulated depreciation of $645,953 and $619,706, respectively	1,051,948	1,081,656
Operating lease right-of-use assets	445,230	371,366
Goodwill	441,444	434,345
DOLE® brand	306,280	306,280
Other intangible assets, net of accumulated amortization of $134,228 and $133,022, respectively	14,658	18,997
Other assets	160,404	147,758
Deferred income tax assets	88,586	88,669
Total assets	$4,531,776	$4,396,124
LIABILITIES AND EQUITY
Accounts payable	$789,830	$712,483
Accrued liabilities	619,305	573,008
Bank overdraft, notes payable and current portion of long-term debt, net	64,363	67,279
Current maturities of operating leases	86,786	71,379
Other current liabilities	68,203	56,285
Liabilities held for sale	—	14,047
Total current liabilities	1,628,487	1,494,481
Long-term debt, net	716,830	799,814
Operating leases, less current maturities	365,154	306,566
Deferred income tax liabilities	83,830	90,100
Other long-term liabilities	211,246	203,390
Total liabilities	$3,005,547	$2,894,351
Contingencies (See Note 16)
Redeemable noncontrolling interests	33,992	29,716
Stockholders’ equity:
Common stock — $0.01 par value; 300,000 shares authorized; 93,696 and 95,163 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	937	952
Additional paid-in capital	781,051	804,247
Retained earnings	747,703	676,371
Accumulated other comprehensive loss	(135,241)	(117,467)
Total equity attributable to Dole plc	1,394,450	1,364,103
Equity attributable to noncontrolling interests	97,787	107,954
Total equity	1,492,237	1,472,057
Total liabilities, redeemable noncontrolling interests and equity	$4,531,776	$4,396,124

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(U.S. Dollars and shares in thousands, except per share amounts)
Revenues, net	$2,366,175	$2,278,915	$7,207,761	$6,806,746
Cost of sales	(2,197,494)	(2,123,734)	(6,658,791)	(6,251,072)
Gross profit	168,681	155,181	548,970	555,674
Selling, marketing, general and administrative expenses	(127,457)	(123,621)	(399,675)	(366,341)
Gain on disposal of businesses	48,562	143	49,726	552
Gain on asset sales	1,954	842	3,307	13,966
Impairment and asset write-downs of property, plant and equipment and lease assets	(2,859)	(8,394)	(3,993)	(8,576)
Operating income	88,881	24,151	198,335	195,275
Other (expense) income, net	(20)	12,614	8,387	(6,450)
Interest income	3,762	3,478	12,334	9,473
Interest expense	(14,871)	(16,641)	(42,314)	(51,339)
Income from continuing operations before income taxes and equity earnings	77,752	23,602	176,742	146,959
Income tax expense	(34,087)	(6,100)	(70,871)	(49,182)
Equity method earnings	4,638	6,559	15,294	23,352
Income from continuing operations	48,303	24,061	121,165	121,129
Loss from discontinued operations, net of income taxes	—	(10,236)	—	(45,156)
Net income	48,303	13,825	121,165	75,973
Income attributable to noncontrolling interests	(9,792)	(8,720)	(25,373)	(21,990)
Net income attributable to Dole plc	$38,511	$5,105	$95,792	$53,983

Income per share - basic:
Continuing operations	$0.41	$0.16	$1.01	$1.04
Discontinued operations	—	(0.11)	—	(0.47)
Net income per share attributable to Dole plc - basic	$0.41	$0.05	$1.01	$0.57

Income per share - diluted:
Continuing operations	$0.41	$0.16	$1.00	$1.03
Discontinued operations	—	(0.11)	—	(0.47)
Net income per share attributable to Dole plc - diluted	$0.41	$0.05	$1.00	$0.56

Weighted-average shares:
Basic	94,328	95,163	94,847	95,139
Diluted	94,927	95,979	95,462	95,835

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars in thousands)
Net income	$48,303	$13,825	$121,165	$75,973
Other comprehensive income (loss), net of tax:
Net unrealized (loss) gain on derivatives	(2,169)	4,555	4,035	(23,453)
Foreign currency translation adjustment	(4,462)	454	(25,510)	90,801
Change in pension and postretirement benefits	1,658	—	1,658	—
Total other comprehensive (loss) income	(4,973)	5,009	(19,817)	67,348
Comprehensive income	43,330	18,834	101,348	143,321
Comprehensive income attributable to noncontrolling interests	(9,208)	(8,714)	(23,330)	(31,515)
Comprehensive income attributable to Dole plc	$34,122	$10,120	$78,018	$111,806

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025

Operating Activities	(U.S. Dollars in thousands)
Net income	$121,165	$75,973
Loss from discontinued operations, net of taxes	—	45,156
Income from continuing operations	121,165	121,129
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities - continuing operations:
Depreciation and amortization	82,530	83,645
Impairment and asset write-downs of property, plant and equipment and lease assets	3,993	8,576
Net gain on sale of assets	(3,307)	(13,966)
Net gain on sale of businesses	(49,726)	(552)
Net (gain) loss on financial instruments	(11,128)	22,365
Stock-based compensation expense	5,171	5,000
Equity method earnings	(15,294)	(23,352)
Noncash debt refinancing expenses	—	1,921
Amortization of debt discounts and debt issuance costs	2,337	4,733
Deferred tax (benefit) expense	(3,926)	2,075
Pension and other postretirement benefit plan cost	7,375	4,535
Dividends received from equity method investments	8,736	8,744
Gain on insurance proceeds	—	(11,542)
Other	—	(1,337)
Changes in operating assets and liabilities:
Receivables, net of allowances	(141,154)	(203,434)
Inventories	34,840	(5,583)
Prepaids, other current assets and other assets	(39,649)	(244)
Accounts payable, accrued liabilities and other liabilities	121,718	24,228
Net cash provided by operating activities - continuing operations	123,681	26,941
Investing activities
Sales of assets	13,509	12,093
Capital expenditures	(64,382)	(93,101)
Proceeds from sale of businesses, net of transaction costs and cash transferred	131,674	68,515
Insurance proceeds	—	19,550
Net sales (purchases) of unconsolidated affiliates	387	(2,055)
Other acquisitions, net of cash acquired	(2,749)	(2,489)
Other	(368)	(24)
Net cash provided by investing activities - continuing operations	78,071	2,489
Financing activities
Proceeds from borrowings and overdrafts	1,504,283	1,533,582
Repayments on borrowings and overdrafts	(1,591,341)	(1,516,208)
Dividends paid to shareholders	(24,759)	(24,171)
Dividends paid to noncontrolling interests	(22,567)	(22,917)
Repurchases of Ordinary shares	(24,644)	—
Tax payments for net settlement of share-based payments	(3,378)	—
Other noncontrolling interest activity, net	(3,926)	—
Payment of contingent consideration	(2,738)	(1,015)
Net cash (used in) financing activities - continuing operations	(169,070)	(30,729)
Effect of foreign exchange rate changes on cash	(4,759)	17,988
Net cash used in operating activities - discontinued operations	—	(27,109)
Net cash used in investing activities - discontinued operations	—	(6,626)
Cash used in discontinued operations, net	—	(33,735)
Increase (decrease) in cash and cash equivalents	27,923	(17,046)
Cash and cash equivalents at beginning of period, including discontinued operations	267,854	331,719
Cash and cash equivalents at end of period, including discontinued operations	$295,777	$314,673
Supplemental cash flow information:
Income tax payments, net of refunds	$(52,602)	$(71,546)
Interest payments on borrowings	$(41,000)	$(48,438)

See Notes to Unaudited Condensed Consolidated Financial Statements

DOLE PLC
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2025	$952	$804,247	$676,371	$(117,467)	$1,364,103	$107,954	$1,472,057	$29,716
Net income	—	—	31,297	—	31,297	5,431	36,728	1,007
Dividends declared	—	—	(8,201)	—	(8,201)	(1,598)	(9,799)	(444)
Stock-based compensation	3	1,535	—	—	1,538	—	1,538	—
Share repurchases of Ordinary shares	—	(4,644)	—	—	(4,644)	—	(4,644)	—
Other noncontrolling interest activity, net	—	(2,225)	—	—	(2,225)	52	(2,173)	1,190
Other redeemable noncontrolling interest activity, net	—	(306)	—	—	(306)	—	(306)	306
Other comprehensive (loss) income, net of income tax	—	—	—	(5,525)	(5,525)	(912)	(6,437)	142
Balance as of March 31, 2026	$955	$798,607	$699,467	$(122,992)	$1,376,037	$110,927	$1,486,964	$31,917
Net income	—	—	25,984	—	25,984	7,009	32,993	2,134
Dividends declared	—	—	(8,169)	—	(8,169)	(5,044)	(13,213)	(106)
Stock-based compensation	—	1,577	—	—	1,577	—	1,577	—
Share repurchases/retirement of Ordinary shares	(10)	(9,990)	—	—	(10,000)	—	(10,000)	—
Other noncontrolling interest activity, net	—	(48,340)	—	—	(48,340)	(6,995)	(55,335)	—
Other redeemable noncontrolling interest activity, net	—	(295)	—	—	(295)	—	(295)	295
Other comprehensive (loss) income, net of income tax	—	—	—	(7,860)	(7,860)	(697)	(8,557)	8
Balance as of June 30, 2026	$945	$741,559	$717,282	$(130,852)	$1,328,934	$105,200	$1,434,134	$34,248
Net income	—	—	38,511	—	38,511	7,409	45,920	2,383
Dividends declared	—	—	(8,090)	—	(8,090)	(13,696)	(21,786)	(1,627)
Stock-based compensation	—	1,841	—	—	1,841	—	1,841	—
Share repurchases/retirement of Ordinary shares	(8)	(9,992)	—	—	(10,000)	—	(10,000)	—
Other noncontrolling interest activity, net	—	47,873	—	—	47,873	(650)	47,223	(1,134)
Other redeemable noncontrolling interest activity, net	—	(230)	—	—	(230)	—	(230)	230
Other comprehensive (loss), net of income tax	—	—	—	(4,389)	(4,389)	(476)	(4,865)	(108)
Balance as of September 30, 2026	$937	$781,051	$747,703	$(135,241)	$1,394,450	$97,787	$1,492,237	$33,992

See Notes to Unaudited Condensed Consolidated Financial Statements

	Equity Attributable to Dole plc
	Common Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity Attributable to Dole plc	Equity Attributable to Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$950	$801,099	$657,430	$(166,180)	$1,293,299	$106,065	$1,399,364	$35,554
Net income	—	—	38,912	—	38,912	1,457	40,369	3,525
Dividends declared	—	—	(7,735)	—	(7,735)	(1,929)	(9,664)	(261)
Stock-based compensation	1	1,446	—	—	1,447	—	1,447	—
Other noncontrolling interest activity, net	—	(5,623)	—	—	(5,623)	(1,325)	(6,948)	(5,641)
Other redeemable noncontrolling interest activity, net	—	(2)	—	—	(2)	—	(2)	2
Other comprehensive income (loss), net of income tax	—	—	—	17,516	17,516	3,056	20,572	(65)
Balance as of March 31, 2025	$951	$796,920	$688,607	$(148,664)	$1,337,814	$107,324	$1,445,138	$33,114
Net income	—	—	9,966	—	9,966	7,455	17,421	841
Dividends declared	—	—	(8,218)	—	(8,218)	(5,494)	(13,712)	(278)
Stock-based compensation	1	1,393	—	—	1,394	—	1,394	—
Other noncontrolling interest activity, net	—	13	—	—	13	(3,530)	(3,517)	1,527
Other redeemable noncontrolling interest activity, net	—	131	—	—	131	—	131	(131)
Other comprehensive income, net of income tax	—	—	—	35,292	35,292	6,215	41,507	325
Balance as of June 30, 2025	$952	$798,457	$690,355	$(113,372)	$1,376,392	$111,970	$1,488,362	$35,398
Net income	—	—	5,105	—	5,105	6,817	11,922	1,976
Dividends declared	—	—	(8,218)	—	(8,218)	(10,741)	(18,959)	(4,222)
Stock-based compensation	—	1,854	—	—	1,854	—	1,854	—
Other noncontrolling interest activity, net	—	258	—	—	258	(1,130)	(872)	(437)
Other redeemable noncontrolling interest activity, net	—	(344)	—	—	(344)	—	(344)	344
Other comprehensive income, net of income tax	—	—	—	4,843	4,843	485	5,328	(491)
Balance as of September 30, 2025	$952	$800,225	$687,242	$(108,529)	$1,379,890	$107,401	$1,487,291	$32,568

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
In the current period, certain balance sheet amounts that were previously reported separately on the condensed consolidated balance sheets in prior periods have been aggregated. The prior period amounts have been recast to conform to the current period presentation. See Note 10 “Additional Balance Sheet Information” for additional detail.
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
In April of 2026, the Company received regulatory approval under the laws of Ecuador for the Port Sale Transaction. The sale and purchase agreements for the Port Sale Transaction contained customary representations, warranties, covenants and indemnification provisions.
The Company determined that the multiple sale and purchase agreements of the Port Sale Transaction should be treated as a single transaction based on the terms and conditions of the arrangements. In May of 2026, the Company completed the Pre-Closing Ownership Restructuring and paid cash of $51.2 million and derecognized noncontrolling interests of $4.7 million. The difference between the cash paid and the derecognized noncontrolling interests was treated as an equity transaction in the condensed consolidated statements of stockholders’ equity in accordance with Accounting Standards Codification (“ASC”) 810, Consolidation, and subsequently reversed from equity upon the completion of the Port Sale Transaction as a result of the Company’s conclusion that the multiple arrangements should be treated as a single transaction.
On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction. Cash proceeds received for the Port Disposal were approximately $180.0 million, after transaction completion adjustments. Net cash proceeds of the Port Sale Transaction, accounting for the Pre-Closing Ownership Restructuring and net of cash transferred, transaction completion adjustments and transaction costs paid, were $126.7 million for the nine months ended September 30, 2026, which is included in proceeds from the sale of businesses in the condensed consolidated statements of cash flows.
The carrying value of net assets and liabilities of the Ecuadorian Port Business (“Port disposal group”) amounted to $60.0 million. As a result of the Port Sale Transaction, the Company recorded a net pre-tax gain on disposal of $48.6 million, which includes adjustments for the fair value of indemnities, the impact of noncontrolling interests derecognized and other adjustments. The pre-tax gain on disposal is included in gain on disposal of businesses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. The income tax impact of the Port Sale Transaction was an expense of $22.2 million for the three and nine months ended September 30, 2026 and is included in income tax expense in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.
The cumulative net cash proceeds of the Port Sale Transaction will be approximately $95.0 million, including adjustments for cash taxes, transaction costs and other adjustment items.
The Company continues to utilize the Ecuadorian Port Business pursuant to an agreement with the Port Buyer to provide terminal services on arm’s length terms, including the loading and discharging of containers. The Company is expected to incur capital expenditure of approximately $10.0 million to upgrade an adjacent facility as part of this agreement.
Prior to the completion of the Port Sale Transaction, the Port disposal group was classified as held for sale from December 31, 2025. See Note 11 “Assets Held for Sale and Actively Marketed Property” for additional detail.

Vegetables Exit Process
On August 1, 2025, the Company entered into a definitive agreement with OG Holdco LLC (“OG Holdco”), pursuant to which Dole agreed to sell the fresh vegetables (“Fresh Vegetables”) division to OG Holdco (the “Vegetables Transaction”). On August 5, 2025 (“closing date”), the Vegetables Transaction closed for an aggregate purchase price of $140.0 million, comprising of approximately $90.0 million in cash and $50.0 million in the form of a non-contingent seller note (“seller note”), and a $10.0 million potential earn-out payment (“earn-out”). The seller note accrues interest quarterly (at an annual rate of 5.0%, paid-in-kind) and the outstanding principal is due on December 31, 2030 with no prepayment penalty. The earn-out is contingent on the Fresh Vegetables division meeting certain return on investment (“ROI”) targets over a 4-year period beginning in fiscal year 2027.
As a result of the Company’s exit of the Fresh Vegetables division, its results are reported separately as discontinued operations, net of income taxes, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. Additionally, its cash flows have been separately stated as discontinued operations in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025.
The carrying value of net assets, liabilities and noncontrolling interests sold (the “Vegetables disposal group”) of the Fresh Vegetables division amounted to $141.8 million, including cash of $28.0 million, comprising substantially all of the assets and liabilities of the former Fresh Vegetables reportable segment. The total estimated consideration of the cash consideration, the seller note and the earn-out was recorded at fair value of $144.2 million as of the closing date, of which $11.0 million was allocated to lease transactions for the right to use certain cooler facilities for up to five years which were excluded from the Vegetables disposal group. The seller note was recorded at fair value by assessing the expected future cash flows and discounting to net present value. The Company performed a probability assessment of the likelihood of the Vegetables disposal group meeting the established ROI targets based on historical performance and forecasted earnings to record the earn-out at fair value. The aggregate estimated fair value of the seller note and earn-out was $40.0 million as of the closing date based on unobservable (Level 3) inputs.
The Company recognized a pre-tax loss on the disposal of the Fresh Vegetables division of $14.7 million for the three and nine months ended September 30, 2025. The total income tax impact of the Vegetables Transaction, including the release of deferred tax liabilities associated with the Vegetables disposal group as a result of the Vegetables Transaction being structured as an asset sale, was a net income tax benefit of $3.5 million for the three and nine months ended September 30, 2025.
Total cash inflows from the Vegetables Transaction were $68.0 million for the nine months ended September 30, 2025, included in continuing operations proceeds from the sale of businesses in the condensed consolidated statement of cash flows. In the nine months ended September 30, 2026, the Company received incremental cash inflows from the Vegetables Transaction of $3.3 million related to amounts released from escrow, which are included within continuing operations proceeds from the sale of businesses in the condensed consolidated statements of cash flows.
Certain assets and liabilities of the Fresh Vegetables division were excluded from the Vegetables Transaction (“excluded assets and liabilities”). The property, plant and equipment, net and operating lease right-of-use assets associated with the excluded assets and liabilities were reclassified as held and used at the lower of carrying amount (adjusted for depreciation and amortization had these assets been continuously classified as held and used) and fair value, resulting in aggregate impairment charges of $8.2 million, included in impairment and asset write-downs of property, plant and equipment and lease assets in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.
In the nine months ended September 30, 2025, an after-tax loss was recorded to adjust the carrying amount of the Fresh Vegetables division to estimated fair value, less costs to sell. The after-tax impact of this loss in the nine months ended September 30, 2025 was $45.3 million (gross loss of $60.9 million net of a deferred tax credit of $15.5 million).
Dole does not anticipate having significant continuing involvement with the Fresh Vegetables division with the exception of limited transition services arrangements that have not been and are not expected to be material to Dole’s continuing operations. Any subsequent transactions with OG Holdco will be at arms-length terms.

The following table presents the results of the Fresh Vegetables division as reported in loss from discontinued operations, net of income taxes, in the condensed consolidated statements of operations.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025

	(U.S. Dollars in thousands)
Revenues, net	$83,620	$575,855
Cost of sales	(76,986)	(533,596)
Gross profit	6,634	42,259
Selling, marketing, general and administrative expenses	(5,798)	(26,386)
Transaction and other operating costs	—	(279)
Gain on asset sales	31	31
Operating income from discontinued operations	867	15,625
Other (expense) income, net	(11)	228
Net interest income[1]	9	74
Income from discontinued operations before income taxes	865	15,927
Loss on disposal of business and classification as held for sale before income taxes[2]	(14,709)	(75,622)
Total loss from discontinued operations before income taxes	(13,844)	(59,695)
Income tax benefit[3]	3,681	14,620
Income from discontinued operations attributable to noncontrolling interests	(73)	(81)
Loss from discontinued operations, net of income taxes	$(10,236)	$(45,156)
1 Net interest income presented within discontinued operations is net of interest expense.

2 Loss on disposal of business and classification as held for sale before income taxes includes the loss on disposal of $14.7 million for the three and nine months ended September 30, 2025 and includes the loss upon classification as held for sale of $60.9 million for nine months ended September 30, 2025.

3 Income tax benefit for the three and nine months ended September 30, 2025 includes a net benefit of $3.5 million from the Vegetables Transaction, comprised of a $7.1 million income tax expense related to the disposal and $10.6 million income tax benefit upon release of the deferred tax liabilities associated with the Vegetables disposal group due to the Vegetables Transaction being structured as an asset sale.

Greenfood Fresh Produce Acquisition
On December 16, 2025, Dole Nordic AB, a wholly-owned subsidiary of the Company in Sweden, entered into an agreement with Greenfood Services AB to acquire 100% of the membership shares of Greenfood Fresh Produce Int’l AB (“Greenfood Fresh Produce”) (collectively, the “Greenfood Acquisition”). Greenfood Fresh Produce is a fresh produce distributor in the Nordic region and the Greenfood Acquisition is expected to strengthen the Company’s position in the Nordic market. After regulatory approval, the Greenfood Acquisition closed on July 2, 2026, for a total purchase price of approximately $30.4 million in cash, after customary transaction adjustments.
Preliminary cash consideration paid for the Greenfood Acquisition, less cash acquired of $29.0 million, was $0.4 million, included in other acquisitions, less cash acquired, in the condensed consolidated statements of cash flows for the nine months ended September 30, 2026. An additional $0.9 million of cash was paid in October of 2026 for the settlement of customary transaction adjustments.

The fair value of consideration paid exceeded the fair value of the identifiable net assets and liabilities acquired of $16.4 million, and, accordingly, $14.0 million was allocated to goodwill and assigned to the Diversified Fresh Produce – Europe, the Middle East and Africa (“Diversified Fresh Produce – EMEA”) operating segment. The fair value of the acquired net assets and liabilities is provisional and subject to change based on further review by the Company.
Other Acquisitions and Divestitures
The Company normally engages in acquisitions to grow its business and product offerings and in divestitures to align with Dole’s long-term strategy. Other acquisitions and divestitures of subsidiaries in the three and nine months ended September 30, 2026 and September 30, 2025 were not material. Other than the Greenfood Acquisition discussed above, changes to goodwill were primarily driven by foreign currency translation in the nine months ended September 30, 2026.

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
Revenue also includes service revenue, which includes third-party freight services and royalties for the use of the Company’s brands and trademarks. Additionally, the Company maintains a commercial cargo business where revenue is earned by providing handling and transportation services of containerized cargo on the Company’s vessels. Net service revenues were less than 10% of total revenue for the three and nine months ended September 30, 2026 and September 30, 2025.
The following table presents the Company's disaggregated revenue by similar types of products and services for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars in thousands)
Diversified produce	$1,529,186	$1,373,004	$4,419,250	$4,028,819
Tropical fruit	718,998	790,783	2,445,579	2,444,559
Health foods and consumer goods	43,714	43,512	125,374	119,784
Commercial cargo	42,359	45,683	132,302	140,592
Other[1]	31,918	25,933	85,256	72,992
Total revenue, net	$2,366,175	$2,278,915	$7,207,761	$6,806,746
The following table presents the Company's disaggregated revenue by channel for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Third party revenue:	(U.S. Dollars in thousands)
Retail[2]	$1,457,289	$1,380,284	$4,239,726	$3,926,165
Wholesale[2]	661,280	669,273	2,293,872	2,237,471
Food service	144,758	130,260	370,158	348,322
Commercial cargo	42,359	45,828	132,302	140,737
Other[3]	26,439	21,986	67,156	57,975
Revenue from sales to unconsolidated affiliates	34,050	31,284	104,547	96,076
Total revenue, net	$2,366,175	$2,278,915	$7,207,761	$6,806,746
1 In the current period, certain logistics revenue previously reported in the “Diversified produce” category is presented in the “Other” category to better represent the nature of this revenue, and the prior period amounts have been recast to conform to the current period presentation.
2 In the current period, certain revenue previously reported in the “Wholesale” category is presented in the “Retail” category to better represent the nature of customer associated with this revenue, and the prior period amounts have been recast to conform to the current period presentation.
3 In the current period, certain logistics revenue previously reported in the “Retail” and “Wholesale” categories is presented in the “Other” category to better represent the nature of this revenue, and the prior period amounts have been recast to conform to the current period presentation.

NOTE 6 — SEGMENTS
Dole has the following three reportable segments, which align with the manner in which the business is managed: Fresh Fruit, Diversified Fresh Produce – EMEA and Diversified Fresh Produce – Americas and the Rest of World (“Diversified Fresh Produce – Americas & ROW”). The Company’s reportable segments are based on (i) financial information reviewed by the Chief Operating Decision Maker (“CODM”), defined as the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”), (ii) internal management and related reporting structures and (iii) the basis upon which the CODM assesses performance and allocates resources.
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
Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, United Kingdom (“U.K.”), Swedish, Finnish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, food service and e‑commerce channels across the European marketplace.
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
Adjusted EBITDA is reconciled below to net income by (1) adding the income or subtracting the loss from discontinued operations, net of income taxes; (2) subtracting the income tax expense or adding the income tax benefit; (3) subtracting interest expense; (4) subtracting depreciation charges; (5) subtracting amortization charges on intangible assets; (6) subtracting mark to market losses or adding mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three and nine months ended September 30, 2026 and September 30, 2025, included adding the gain or subtracting the loss on the disposal of business interests, adding the gain or subtracting the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, subtracting impairment charges or held‑for‑sale losses on property, plant and equipment and lease assets, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, adding interest income on deferred transaction consideration, subtracting acquisition and transaction costs, subtracting restructuring charges and costs for legal matters not in the normal course of business and subtracting debt refinancing expenses; and (8) the Company’s share of these items from equity method investments.

The following tables provide revenue, other segment items and Adjusted EBITDA by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Segment Revenue:
Fresh Fruit	$818,698	$890,356	$2,729,182	$2,741,092
Diversified Fresh Produce – EMEA	1,090,695	997,802	3,224,450	2,990,686
Diversified Fresh Produce – Americas & ROW	479,191	419,991	1,339,316	1,169,752
Total segment revenue	2,388,584	2,308,149	7,292,948	6,901,530
Intersegment revenue	(22,409)	(29,234)	(85,187)	(94,784)
Total consolidated revenue, net	$2,366,175	$2,278,915	$7,207,761	$6,806,746

Segment Adjusted EBITDA:[1]
Fresh Fruit	$28,776	$27,153	$131,586	$163,240
Diversified Fresh Produce – EMEA	39,474	40,740	115,370	117,384
Diversified Fresh Produce – Americas & ROW	15,811	12,876	54,179	42,085
Adjustments:
Income tax expense	(34,087)	(6,100)	(70,871)	(49,182)
Interest expense	(14,871)	(16,641)	(42,314)	(51,339)
Depreciation	(25,452)	(27,022)	(78,299)	(78,331)
Amortization of intangible assets	(1,309)	(1,845)	(4,231)	(5,314)
Mark to market gains (losses)	74	1,000	7,347	(22,069)
Gain on asset sales	1,168	—	1,215	11,178
Gain on disposal of businesses	48,562	143	49,726	552
Legal and restructuring costs	—	—	(23,054)	—
Asset write-downs, net of insurance proceeds	(1,462)	8,257	(1,646)	11,874
Impairment of property, plant and equipment and lease assets	(2,762)	(8,208)	(3,745)	(8,208)
Other items	656	(795)	755	(4,078)
Items in equity method earnings:
Dole’s share of depreciation	(2,556)	(2,054)	(7,218)	(5,514)
Dole’s share of amortization	(166)	(163)	(501)	(520)
Dole’s share of income tax expense	(1,875)	(1,809)	(4,679)	(5,239)
Dole’s share of interest expense	(1,784)	(1,362)	(4,663)	(3,070)
Dole’s share of gain on disposal of business interests	310	—	509	7,679
Dole’s share of other items	(204)	(109)	1,699	1
Income from continuing operations	48,303	24,061	121,165	121,129
Loss from discontinued operations, net of income taxes	—	(10,236)	—	(45,156)
Net income	$48,303	$13,825	$121,165	$75,973
1 The difference between Segment Revenue and Segment Adjusted EBITDA is other segment items for each segment. Other segment items for each segment include the following: 1) cost of sales, inclusive of intersegment amounts and exclusive of depreciation and mark-to-market activity as defined above; 2) selling, marketing, general and administrative expenses, exclusive of depreciation, amortization, and restructuring and legal costs not in the normal course of business; 3) gain on asset sales for disposals of property, plant and equipment that do not qualify as assets held for sale or actively marketed property or sales-type leases; 4) impairment and asset write-downs of property, plant and equipment and lease assets that are not extraordinary in nature; 5) other (expense) income, net, exclusive of acquisition and transaction costs and mark-to-market activity as defined above; 6) interest income, exclusive of interest income on deferred transaction consideration; 7) corporate-allocated costs; and 8) equity method earnings, exclusive of the Company’s share of depreciation, amortization, income taxes, interest, disposal of business interests and other items. Other segment items are not regularly provided to and not regularly reviewed by the CODM. The CODM uses budgeted, forecasted and consolidated expense information when reviewing performance. In the three months ended September 30, 2026 and September 30, 2025, Fresh Fruit other segment items were $789.9 million and $863.2 million, respectively. In the three months ended September 30, 2026 and September 30, 2025, Diversified Fresh Produce – EMEA other segment items were $1.1 billion and $957.1 million, respectively. In the three months ended September 30, 2026 and September 30, 2025, Diversified Fresh Produce – Americas & ROW other segment items were $463.4 million and $407.1 million, respectively. In the nine months ended September 30, 2026 and September 30, 2025, Fresh Fruit other segment items were $2.6 billion and $2.6 billion, respectively. In the nine months ended September 30, 2026 and September 30, 2025, Diversified Fresh Produce – EMEA other segment items were $3.1 billion and $2.9 billion, respectively. In the nine months ended September 30, 2026 and September 30, 2025, Diversified Fresh Produce – Americas & ROW other segment items were $1.3 billion and $1.1 billion, respectively.
NOTE 7 — OTHER (EXPENSE) INCOME, NET
Included in other (expense) income, net, in Dole’s condensed consolidated statements of operations were the following items:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Rental income	$1,622	$992	$4,911	$4,829
Unrealized gain (loss) on foreign currency denominated borrowings	450	(4,104)	8,640	(27,551)
Noncash realized gain on foreign currency denominated borrowings	306	5,095	306	5,095
Unrealized (loss) gain on fair value hedges	(391)	(400)	(1,261)	392
Realized (loss) gain on fair value hedges	(237)	(452)	338	(652)
Unrealized (loss) gain on interest rate swaps	(178)	51	(31)	247
(Loss) gain on investments	(285)	547	429	1,507
Non-service components of net periodic pension cost	(1,576)	(605)	(3,843)	(1,351)
(Loss) gain on contingent consideration	(80)	53	(84)	1,309
Debt refinancing expenses	—	—	—	(3,182)
Insurance proceeds	—	9,988	—	9,988
Other	349	1,449	(1,018)	2,919
Other (expense) income, net	$(20)	$12,614	$8,387	$(6,450)
NOTE 8 — RECEIVABLES AND ALLOWANCES FOR CREDIT LOSSES
Trade Receivables
Trade receivables as of September 30, 2026 and December 31, 2025 were $635.3 million and $539.8 million, net of allowances for credit losses of $17.3 million and $20.6 million, respectively. Trade receivables are also recorded net of allowances for sales deductions under the scope of ASC 606, Revenue from Contracts with Customers.
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

A rollforward of the allowance for credit losses for trade receivables was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(20,558)
Additional provisions in the period	(6,507)
Recoveries of amounts previously reserved	4,156
Balance sheet write-offs	3,171
Balance sheet reclassifications	2,039
Foreign exchange impact	410
Balance as of September 30, 2026	$(17,289)
Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions in which Dole’s maximum financial loss is limited to a percentage of receivables sold under the arrangements. In September 2026, the Company amended its arrangement which contains such recourse provisions, to increase the maximum amount of receivables that can be sold under the arrangement from $255.0 million to $270.0 million. Dole derecognizes all sold receivables from the condensed consolidated balance sheets, as it accounts for the transfers as sales under ASC 860, Transfers and Servicing.
As of September 30, 2026, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $19.4 million and $270.0 million, respectively. As of December 31, 2025, the Company had derecognized trade receivables under non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively. The fees associated with the sale of such receivables are recorded in interest expense in the condensed consolidated statements of operations. The Company continues to service sold receivables, and the fair value of any resulting servicing liability is immaterial.
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
The following table summarizes grower advances as of September 30, 2026 and December 31, 2025 based on whether the advances are secured or unsecured:

	September 30, 2026		December 31, 2025
	Short-Term	Long-Term	Short-Term	Long-Term

	(U.S. Dollars in thousands)
Secured gross advances to growers and suppliers	$109,848	$23,525	$98,473	$18,501
Allowance for secured advances to growers and suppliers	(18,398)	(3,924)	(17,413)	(3,668)
Unsecured gross advances to growers and suppliers	88,525	8,313	82,868	6,107
Allowance for unsecured advances to growers and suppliers	(20,104)	(5,061)	(20,502)	(4,679)
Net advances to growers and suppliers	$159,871	$22,853	$143,426	$16,261
Of the $182.7 million and $159.7 million net advances to growers and suppliers as of September 30, 2026 and December 31, 2025, respectively, $9.1 million and $9.3 million were considered past due.
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
A rollforward of the allowance for expected credit losses related to grower loans and advances was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(46,263)
Additional provisions in the period	(4,333)
Recoveries of amounts previously reserved	2,127
Balance sheet write-offs	2,697
Balance sheet reclassifications	(1,742)
Foreign exchange impact	27
Balance as of September 30, 2026	$(47,487)
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
Total other receivables as of September 30, 2026 and December 31, 2025 were $182.8 million and $143.9 million, net of allowances for credit losses of $21.8 million and $21.7 million, respectively. Of these amounts outstanding, VAT receivables represent $46.4 million and $44.3 million, respectively, net of allowances of $11.8 million and $13.8 million, respectively. VAT receivables are primarily related to purchases by production units and are refunded by certain taxing authorities. As of September 30, 2026 and December 31, 2025, the allowance related to non-trade receivables from customers, suppliers and other third parties was not significant.

NOTE 9 — INCOME TAXES
Dole recorded income tax expense of $34.1 million on $77.8 million of income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2026 and income tax expense of $70.9 million on $176.7 million of income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2026. Dole recorded income tax expense of $6.1 million on $23.6 million of income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2025 and income tax expense of $49.2 million on $147.0 million of income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2025. Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three and nine months ended September 30, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. net CFC tested income (“NCTI”) provisions under Section 951A of the Internal Revenue Code, U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Ireland passing a tax bill in 2023 that implements Pillar Two of the Organization for Economic Co-operation and Development (“Pillar Two”), taxes related to the sale of the Ecuadorian Port Business, and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three and nine months ended September 30, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Cuts and Jobs Act (“Tax Act”), U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.
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

One of Dole's foreign subsidiaries is under tax audit for the year ended December 31, 2017. In 2023, the tax authorities issued an assessment of approximately $23.5 million including interest and penalties. The Company appealed the assessment through the administrative process, which concluded in November 2025 with an unfavorable ruling. A court-ordered stay of enforcement of payment has been granted, subject to the provision of a guarantee. In the three months ended September 30, 2026, the Company was notified that an oral and public trial hearing has been preliminarily scheduled for March 2028. Based on an analysis of the relevant facts, local law, and precedent, the Company believes it is more likely than not to prevail at the judicial level. The timing of final resolution is uncertain and may take several years.
Dole plc and one or more of its subsidiaries files income tax returns in Ireland, the U.S. (both at the federal level and in various state jurisdictions), Canada and jurisdictions in Latin America and Europe. With few exceptions, Dole is no longer subject to income tax examinations by tax authorities for years prior to 2015.
On July 4, 2025, the U.S. One Big Beautiful Bill Act (“OBBBA”) was enacted. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three and nine months ended September 30, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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
Details of inventory, net of allowances, in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Finished products	$314,746	$346,131
Raw materials, work in progress, and packaging materials	101,188	92,208
Crop growing costs	29,298	42,105
Agricultural and other operating supplies	27,182	28,816
Inventories, net of allowances	$472,414	$509,260
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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Trade receivables, net	$635,278	$539,840
Grower advance receivables, net	159,871	143,426
Other receivables, net	160,531	121,355
Receivables, net	$955,680	$804,621
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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Prepaid expenses	$73,640	$70,007
Short-term investments	6,914	6,418
Other current assets	24,444	17,891
Prepaid expenses and other current assets	$104,998	$94,316

Other Assets
In the current period, "long-term investments" and "other assets" that were previously reported separately on the condensed consolidated balance sheets have been aggregated into "other assets". The prior period amounts have been recast to conform to the current year presentation. Included in other assets in Dole's condensed consolidated balance sheets are the following items:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Long-term investments	$12,143	$13,827
Other noncurrent assets	148,261	133,931
Other assets	$160,404	$147,758
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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Accruals	$565,875	$517,989
Payroll and other tax	34,480	36,320
Pension and postretirement benefits	18,950	18,699
Accrued liabilities	$619,305	$573,008
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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Bank overdrafts	$16,798	$9,611
Current portion of long-term debt, net	47,565	57,668
Total bank overdrafts and current portion of long-term debt, net	$64,363	$67,279
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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Income taxes payable	48,214	21,805
Contingent consideration	2,577	3,252
Other	17,412	31,228
Other current liabilities	$68,203	$56,285

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

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Pension and other postretirement benefits, less current portion	$129,395	$135,900
Contingent consideration, less current portion	684	500
Other	81,167	66,990
Other long-term liabilities	$211,246	$203,390

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
Port Sale Transaction
On December 13, 2025, the Company entered into the Port Sale Transaction and committed to a plan to sell the Port disposal group, included in the Fresh Fruit reportable segment. As a result, the related assets and liabilities met the criteria for classification as held for sale as of December 31, 2025. Upon classification as held for sale, the Port disposal group was measured at the lower of carrying value and fair value, less cost to sell. As of December 31, 2025, assets and liabilities held for sale related to the Port disposal group were $74.1 million and $14.0 million, respectively.
On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction. The Company recognized a net pre-tax gain of $48.6 million. See Note 4 “Acquisitions and Divestitures” for additional detail.
Other Assets held for sale
During the nine months ended September 30, 2026, Dole approved and committed to sell land and buildings in the Diversified Fresh Produce – EMEA reportable segment and transferred the related assets with total net book values of $5.8 million to assets held for sale. During the nine months ended September 30, 2026, Dole sold buildings in the Diversified Fresh Produce – EMEA segment, land in the Diversified Fresh Produce – Americas & ROW segment and land in the Fresh Fruit segment with a net book value of $1.0 million, in the aggregate, at a total net gain of $1.4 million.
During the nine months ended September 30, 2025 Dole sold buildings in the Diversified Fresh Produce – EMEA segment with a net book value of $0.9 million at a total gain of $0.1 million. Also, during the nine months ended September 30, 2025, Dole sold machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment with a net book value of $0.6 million at a total gain of $0.4 million.

A rollforward of assets held for sale for the nine months ended September 30, 2026 was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$75,689
Reclassifications related to the Ecuador Port Transaction	3,651
Completion of the Ecuador Port Transaction	(77,726)
Other additions	5,820
Other sales	(954)
Foreign exchange impact	(18)
Balance as of September 30, 2026	$6,462
The major classes of assets related to the Port disposal group included in assets held for sale in the condensed consolidated balance sheets as of December 31, 2025 were as follows:

December 31, 2025
(U.S. Dollars in thousands)
Trade receivables, net of allowances for credit losses	$11,075
Other current assets	1,888
Property, plant and equipment, net	40,055
Operating lease right-of-use assets	3,805
Goodwill	16,000
Other assets	1,252
Total Assets Held for Sale	$74,075
As of September 30, 2026 and December 31, 2025, the remainder of other assets held for sale is comprised entirely of property, plant and equipment, net.
Liabilities held for sale
As of September 30, 2026 there were no liabilities held for sale. As of December 31, 2025, total liabilities held for sale were $14.0 million. A rollforward of liabilities held for sale for the nine months ended September 30, 2026 in the condensed consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$14,047
Reclassifications related to the Ecuador Port Transaction	7,794
Completion of the Ecuador Port Transaction	(21,841)
Balance as of September 30, 2026	$—

The major classes of liabilities related to the Port disposal group included in liabilities held for sale in the condensed consolidated balance sheets as of December 31, 2025 were as follows:

December 31, 2025
(U.S. Dollars in thousands)
Accounts payable and accrued liabilities	$5,585
Operating lease liabilities	3,814
Pension and postretirement benefits	4,648
Total Liabilities Held for Sale	$14,047
There were no other liabilities held for sale.
Actively marketed property
As of September 30, 2026 and December 31, 2025, actively marketed property was $42.3 million and $53.2 million, respectively, and consisted entirely of land in Hawaii in the Fresh Fruit reportable segment.
During the nine months ended September 30, 2026, Dole recognized a $2.7 million loss in actively marketed property to recognize land at estimated fair value, less costs to sell. Also, during the nine months ended September 30, 2026, Dole sold actively marketed Hawaii land with a net book value of $8.2 million at a total loss of $0.2 million.
In the nine months ended September 30, 2025, Dole sold actively marketed Hawaii land, as well as rights to wells and an easement, with a net book value of $0.4 million, at a total gain of $7.0 million.
A rollforward of actively marketed property for the nine months ended September 30, 2026 in the consolidated balance sheets was as follows:

Amount
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$53,231
Land sales	(8,215)
Loss recognized on classification as actively marketed property	(2,730)
Balance as of September 30, 2026	$42,286

NOTE 12 — DEBT
Short-term borrowings, bank overdrafts and long-term debt consisted of the following:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Corporate Revolving Credit Facility	$51,647	$67,827
Term Loan Facilities	587,819	595,124
Vessel financing loans	—	45,363
Other long-term financing arrangements	48,334	54,500
Other revolving credit facilities, at a weighted average interest rate of 5.2% as of September 30, 2026 (4.9% as of December 31, 2025)	41,542	56,990
Other short-term financing arrangements, at a weighted average interest rate of 7.5% as of September 30, 2026	1,572	—
Bank overdrafts	16,798	9,611
Finance lease obligations, at a weighted average interest rate of 5.6% as of September 30, 2026 (5.6% as of December 31, 2025)	39,414	44,915
Total debt, gross	787,126	874,330
Unamortized debt discounts and debt issuance costs	(5,933)	(7,237)
Total debt, net	781,193	867,093
Current maturities, net of unamortized debt discounts and debt issuance costs	(47,565)	(57,668)
Bank overdrafts	(16,798)	(9,611)
Long-term debt, net	$716,830	$799,814
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
As of September 30, 2026, amounts outstanding under the Term Loan facilities were $587.8 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $51.6 million. After taking into account approximately $16.4 million of related outstanding letters of credit, Dole had $532.0 million available for cash borrowings under the Corporate Revolving Credit Facility as of September 30, 2026. As of December 31, 2025, amounts outstanding under the Term Loan Facilities were $595.1 million, in the aggregate, and borrowings under the Corporate Revolving Credit Facility were $67.8 million. After taking into account approximately $4.4 million of related outstanding letters of credit, Dole had $527.8 million available for cash borrowings under the Corporate Revolving Credit Facility as of December 31, 2025.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s material U.S. assets of wholly owned subsidiaries, certain European assets and by the equity interests of substantially all Dole subsidiaries located in the U.S. and certain subsidiaries located in Europe.
Lines of Credit
In addition to amounts available under the Corporate Revolving Credit Facility, Dole’s subsidiaries have lines of credit and overdraft facilities of approximately $309.9 million at various local banks, of which $250.1 million was available for use as of September 30, 2026. As of December 31, 2025, there were lines of credit of $313.0 million, of which $243.8 million was available for use. These lines of credit are used primarily for short-term borrowings or bank guarantees. The majority of Dole’s lines of credit and overdraft facilities extend indefinitely but may be cancelled at any time by Dole or the banks, and if cancelled, any outstanding amounts would be due on demand.
Vessel Financing Loans
During the nine months ended September 30, 2026, the Company voluntarily prepaid the remaining principal balance of the vessel financing loans, amounting to $44.7 million.
NOTE 13 — EMPLOYEE BENEFIT PLANS
Components of Net Periodic Benefit Cost (Income)
The components of net periodic benefit cost (income) for Dole’s U.S. and international pension plans and other postretirement benefit (“OPRB”) plans were as follows:

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

	(U.S. Dollars in thousands)
Service cost	$49	$47	$1,129	$1,015	$—	$—
Interest cost	1,701	1,961	3,218	3,079	151	176
Expected return on plan assets	(2,366)	(2,705)	(2,208)	(2,110)	—	—
Amortization of:
Net loss (gain)	148	(18)	256	13	78	59
Prior service benefit	—	—	(173)	(153)	—	—
Curtailments, settlements and terminations, net	—	—	771	303	—	—
Net periodic pension (income) cost	$(468)	$(715)	$2,993	$2,147	$229	$235

	U.S. Pension Plans		International Pension Plans		OPRB Plans
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

	(U.S. Dollars in thousands)
Service cost	$146	$140	$3,386	$3,045	$—	$—
Interest cost	5,102	5,884	9,828	9,237	454	528
Expected return on plan assets	(7,099)	(8,116)	(6,625)	(6,330)	—	—
Amortization of:
Net loss (gain)	443	(55)	837	39	235	178
Prior service benefit	—	—	(520)	(458)	—	—
Curtailments, settlements and terminations, net	—	—	1,188	444	—	—
Net periodic pension (income) cost	$(1,408)	$(2,147)	$8,094	$5,977	$689	$706
The Company classifies the non-service components of net periodic pension cost (income) within other (expense) income, net, in the condensed consolidated statements of operations. Non-service components include interest costs, expected return on plan assets, amortization of net (gain) loss and prior service benefit and other curtailment, settlement or termination costs.

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
The interest rate swaps pay a fixed rate of interest at rates between 3.30% and 3.31%, with the receiving rates variable based on SOFR, which was 3.91% as of September 30, 2026. All interest rate swap arrangements are classified within the condensed consolidated balance sheets based on ultimate maturity date of the arrangement. Refer to Note 12 “Debt” for further information on Company’s variable rate debt.
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

Notional Amounts of Derivative Instruments
Dole had the following derivative instruments outstanding as of September 30, 2026:

Aggregate Notional Amount
Foreign currency forward contracts by currency:
United States dollar	$69.4 million
Euro	€223.2 million
British pound sterling	£19.7 million
Swedish krona	SEK 441.7 million
Canadian dollar	C$42.5 million
Chilean peso	CLP$22.2 billion
South African rand	ZAR 238.0 million
Interest rate swap contracts by currency
United States dollar	$245.0 million
Swedish krona	SEK 103.0 million
Quantitative Disclosures
Derivatives are presented gross in the condensed consolidated balance sheets. The following table presents the balance sheet location and fair value of the derivative instruments by type:

	Fair Value Measurements as of September 30, 2026
	Receivables, net	Accrued Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$6,972	$(859)
Non-designated cash flow hedges	166	(414)
Fair value hedges	3,112	(2,026)
Interest rate swap contracts	2,711	—
	$12,961	$(3,299)

	Fair Value Measurements as of December 31, 2025
	Receivables, net	Other Assets	Accrued Liabilities	Other Long-Term Liabilities

Foreign currency forward contracts:	(U.S. Dollars in thousands)
Cash flow hedges	$456	$—	$(3,040)	$—
Non-designated cash flow hedges	498	—	(855)	—
Fair value hedges	122	—	(976)	—
Interest rate swap contracts	6,504	204	—	(302)
Bunker fuel hedges	—	—	(231)	—
	$7,580	$204	$(5,102)	$(302)
Refer to Note 15 “Fair Value Measurements” for presentation of fair value instruments within the condensed consolidated balance sheets, which includes derivative financial instruments.

The following tables represent all of Dole’s realized and unrealized derivative gains (losses) and respective location in the financial statements for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense) Income, net	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense) Income, net

Realized net gains (losses):	(U.S. Dollars in thousands)
Cash flow hedges	$—	$2,842	$—	$—	$2,846	$—
Non-designated cash flow hedges	—	(275)	—	—	58	—
Fair value hedges	—	898	(237)	—	1,873	338
Total net realized gains (losses)	$—	$3,465	$(237)	$—	$4,777	$338
Unrealized net (losses) gains:
Cash flow hedges	$(2,074)	$—	$—	$8,686	$—	$—
Non-designated cash flow hedges	—	410	—	—	113	—
Fair value hedges	—	1,443	(391)	—	3,322	(1,261)
Interest rate swap contracts	(782)	—	(178)	(3,733)	—	(31)
Total net unrealized (losses) gains	$(2,856)	$1,853	$(569)	$4,953	$3,435	$(1,292)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense) Income, net	Accumulated Other Comprehensive Loss	Cost of Sales	Other (Expense) Income, net

Realized net (losses):	(U.S. Dollars in thousands)
Cash flow hedges	$—	$(9,251)	$—	$—	$(15,052)	$—
Non-designated cash flow hedges	—	(1,105)	—	—	(465)	—
Fair value hedges	—	(1,535)	(452)	—	(5,022)	(652)
Bunker fuel hedges	—	(73)	—	—	(113)	—
Total net realized (losses)	$—	$(11,964)	$(452)	$—	$(20,652)	$(652)
Unrealized net gains (losses):
Cash flow hedges	$9,497	$—	$—	$(15,562)	$—	$—
Non-designated cash flow hedges	—	848	—	—	(1,199)	—
Fair value hedges	—	1,443	(400)	—	(561)	392
Bunker fuel hedges	—	(56)	—	—	(297)	—
Interest rate swap contracts	(3,447)	—	51	(15,911)	—	1,217
Total net unrealized gains (losses)	$6,050	$2,235	$(349)	$(31,473)	$(2,057)	$1,609
As of September 30, 2026, the Company expects approximately $8.4 million of net deferred gains from derivative instruments to be reclassified from accumulated other comprehensive loss into earnings over the next 12 months. Of the $8.4 million of net deferred gains, $2.7 million relates to deferred gains on interest rate swap contracts and is expected to offset future interest expense on the Senior Secured Facilities, and $5.7 million relates to net deferred gains on cash flow hedges and is expected to offset future operational net losses on foreign currency exchange rates. Refer to Note 17 “Stockholders’ Equity” for details on reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and September 30, 2025.
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
Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the fair values of the Company’s assets and liabilities that are remeasured at fair value as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements as of September 30, 2026 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Receivables, net	$—	$10,250	$—	$10,250
	Accrued liabilities	—	(3,299)	—	(3,299)
Interest rate swap contracts:
	Receivables, net	—	2,711	—	2,711
Rabbi Trust investments:
	Prepaid expenses and other current assets	—	—	6,914	6,914
	Other assets	—	—	12,143	12,143
Contingent consideration:
	Other current liabilities	—	—	(2,577)	(2,577)
	Other long-term liabilities	—	—	(684)	(684)
Total		$—	$9,662	$15,796	$25,458

		Fair Value Measurements as of December 31, 2025 Using
	Balance Sheet Classification	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Foreign currency forward contracts:		(U.S. Dollars in thousands)
	Receivables, net	$—	$1,076	$—	$1,076
	Accrued liabilities	—	(4,871)	—	(4,871)
Bunker fuel hedges:	Accrued liabilities	—	(231)	—	(231)
Interest rate swap contracts:
	Receivables, net	—	6,504	—	6,504
	Other assets	—	204	—	204
	Other long-term liabilities	—	(302)	—	(302)
Rabbi Trust investments:
	Prepaid expenses and other current assets	—	—	6,418	6,418
	Other assets	—	—	13,827	13,827
Contingent consideration:
	Other current liabilities	—	—	(3,252)	(3,252)
	Other long-term liabilities	—	—	(500)	(500)
Total		$—	$2,380	$16,493	$18,873

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
Dole sponsors a non-qualified deferred compensation plan and a frozen non-qualified supplemental defined benefit plan for executives. The plans are funded through investments in Rabbi Trusts. Securities are recorded at fair value with realized and unrealized holding gains or losses included in earnings. As of September 30, 2026, securities totaled $19.0 million, of which $6.9 million was classified as short-term and included in prepaid expenses and other current assets in the condensed consolidated balance sheets, and $12.1 million was classified as long-term and included in other assets in the condensed consolidated balance sheets. As of December 31, 2025, securities totaled $20.2 million, of which $6.4 million was classified as short-term and $13.8 million was classified as long-term. Dole estimates the fair value of its Rabbi Trust investments using prices provided by its custodian, which are based on various third-party pricing services or valuation models developed by the underlying fund managers. The Rabbi Trust investments are held by the custodian in various Master Trust Units (“MTUs”), where the fair value is derived from the individual investment components. Each investment within the MTU is individually valued, after considering gains, losses, contributions and distributions, and the collective value of the MTU represents the total fair value. Dole has evaluated the methodologies used by the custodian to develop the estimate of fair value and assessed whether such valuations are representative of fair value, including net asset value. Dole has determined the valuations to be Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 Rabbi Trust investments for the nine months ended September 30, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$20,245
Net realized and unrealized gains recognized in earnings*	429
Plan contributions	86
Plan distributions	(1,703)
Balance as of September 30, 2026	$19,057
*Net amount comprised of a realized gain of $1.2 million and an unrealized loss of $0.8 million, recorded in other (expense) income, net, in the condensed consolidated statements of operations.

The carrying value of contingent consideration in the condensed consolidated balance sheets approximates fair value based on the present value of the expected payments, discounted using a risk-adjusted rate. The expected payments are determined by forecasting the acquiree's earnings over the applicable period. Remeasurement gains and losses are recognized in other (expense) income, net, in the condensed consolidated statement of operations. Dole has determined the valuations use Level 3 inputs, because they are based upon significant unobservable inputs.
The table below sets forth a summary of changes in the fair value of the Level 3 contingent consideration for the nine months ended September 30, 2026:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(U.S. Dollars in thousands)
Balance as of December 31, 2025	$(3,752)
Additions	(2,339)
Payments	2,738
Remeasurement loss	(84)
Foreign exchange impact	176
Balance as of September 30, 2026	$(3,261)
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
Vegetables Transaction non-cash consideration: The non-cash consideration associated with the Vegetables Transaction includes the seller note and earn-out. The carrying values are reported within other assets in the condensed consolidated balance sheets, which approximate fair value, and they are classified as Level 3.
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
NOTE 16 — CONTINGENCIES
Guarantees
Dole provides guarantees for obligations of subsidiaries to third parties directly and indirectly through letters of credit from its revolving credit facilities, guarantees issued by major banking institutions and surety bonds issued by insurance companies. These letters of credit, bank guarantees and surety bonds are required by certain regulatory authorities, suppliers and other operating agreements and generally have contract terms of one to twenty years, often with an option to renew. As of September 30, 2026 and December 31, 2025, total letters of credit, bank guarantees and surety bonds outstanding under these arrangements were $72.1 million and $67.9 million, respectively, which represents the maximum potential future payments that Dole could be required to make. Any potential payments under these guarantees are not significant as of September 30, 2026.
Additionally, the Company guarantees certain bank borrowings and other obligations of certain equity method investees. As of September 30, 2026 and December 31, 2025, total guarantees under these arrangements were $7.2 million and $7.8 million, respectively, which represents the maximum potential future payments that Dole could be required to make.
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
In June 2026, BHC and Dole Food Company, Inc. entered into a settlement agreement with Shell that was completed in September 2026, resolving the Shell Case, including future claims related to the CAO and an agreement by Shell to continue to comply with the CAO. BHC and Dole Food Company, Inc. simultaneously entered into an agreement with certain of their legacy insurance carriers to fund a majority of the settlement payment, which was paid in August 2026.
Tariff Refunds
In February of 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President to impose tariffs. Subsequently, the U.S. government established a system whereby refunds of these IEEPA tariffs could be processed.
In the three months ended September 30, 2026, we recorded a reduction to cost of sales related to IEEPA tariff refunds received or approved by the U.S. government. The impact to cost of sales was offset by a decrease of revenue related to accrued tariff refunds. The net impact of tariff refunds has not and is not expected to be material to our consolidated results.
NOTE 17 — STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2026, the Company was authorized to issue 600.0 million total shares of capital stock, consisting of 300.0 million shares of common stock and 300.0 million shares of preferred stock. As of September 30, 2026 and December 31, 2025, there were 93.7 million and 95.2 million shares of common stock outstanding, respectively, and no shares of preferred stock outstanding.

Stock-Based Compensation
The Company’s primary stock-based compensation plan is the 2021 Omnibus Incentive Compensation Plan (“the Plan”), under which to date, share options and two different types of restricted stock units (“RSUs”) have been issued. The purpose of the Plan is to benefit and advance the interests of Dole by attracting, retaining and motivating participants and to compensate participants for contributions to the success of the Company. Upon exercise of share options or vesting of RSUs, new shares are issued from existing authorization. A total of 7.4 million shares of the Company’s common stock were initially reserved for issuance pursuant to the Omnibus Plan. Upon the exercise of any option or vesting of any RSU, the related award is cancelled to the extent of the number of shares exercised or vested, and that number of shares is no longer available under the Plan. If any part of the award terminates without delivery of the related shares, the extent of the award will then be available for future grant under the Plan. As of September 30, 2026, there were 5.0 million shares available for future grant under the Plan.
During the nine months ended September 30, 2026, additional RSU awards were issued under the Plan that vest over a one to three year service period, and additional RSU awards were issued under the Plan that vest over three years if certain market conditions are met, such as achieved price targets and relative share performance to peers. Compensation expense under the awards that include a market condition is determined based on the grant date fair value of the award calculated using a Monte Carlo simulation approach.
For the three and nine months ended September 30, 2026, total stock-based compensation expense related to the Plan was $1.8 million and $5.2 million, respectively. For the three and nine months ended September 30, 2025, total stock-based compensation expense related to the Plan was $1.9 million and $5.0 million, respectively. Stock-based compensation expense related to the Plan is recorded in selling, marketing, general and administrative expenses or cost of sales in the condensed consolidated statements of operations based on the classification of cash compensation to the participants. The total unrecognized compensation cost related to the unvested awards as of September 30, 2026 was $9.8 million.
Dividends Declared
The following table summarizes dividends per share declared for the nine months ended September 30, 2026 and September 30, 2025:

Nine Months Ended
September 30, 2026		September 30, 2025
Date Declared	Amount (per share)	Date Declared	Amount (per share)

	(U.S. Dollars)		(U.S. Dollars)
8/7/2026	$0.085	8/8/2025	$0.085
5/8/2026	$0.085	5/9/2025	$0.085
2/24/2026	$0.085	2/25/2025	$0.08
The following table summarizes total dividends declared for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars in thousands)
Dividends	$(8,090)	$(8,218)	$(24,460)	$(24,171)
In January of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.6 million (including dividends paid on vested awards under the Plan), to shareholders for the third quarter dividend declared on November 7, 2025. In April of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.1 million (including dividends paid on vested awards under the Plan), to shareholders for the fourth quarter dividend declared on February 24, 2026. In July of 2026, Dole paid cash dividends of $0.085 per share, totaling $8.1 million (including dividends paid on vested awards under the Plan), to shareholders for the first quarter dividend declared on May 8, 2026.
Dole’s ability to declare and pay dividends is subject to limitations contained in its various debt agreements. As of September 30, 2026, Dole had the ability to make dividend payments of $809.9 million before these limitations would come into effect.

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
During the three and nine months ended September 30, 2026, the Company repurchased 762,319 and 1,788,179 Ordinary shares at an average price of $13.10 and $13.76 per share, totaling $10.0 million and $24.6 million, respectively. During the three and nine months ended September 30, 2026 the Company retired 762,319 and 1,788,179 Ordinary shares. As of September 30, 2026, approximately $75.4 million remained available for repurchase under the Share Repurchase Program.
Accumulated Other Comprehensive Loss
Dole’s accumulated other comprehensive loss primarily consists of unrealized foreign currency translation gains and losses, unrealized derivative gains and losses and pension and postretirement obligation adjustments. A rollforward of the changes in accumulated other comprehensive loss, disaggregated by component, was as follows for the three and nine months ended September 30, 2026 and September 30, 2025:

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2025	$1,847	$(74,380)	$(44,934)	$(117,467)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	9,052	—	(11,433)	(2,381)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(2,185)	—	—	(2,185)
Gross amounts reclassified from accumulated other comprehensive loss	(1,465)	—	157	(1,308)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	349	—	—	349
Net other comprehensive income (loss) attributable to Dole plc	5,751	—	(11,276)	(5,525)
Balance as of March 31, 2026	$7,598	$(74,380)	$(56,210)	$(122,992)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	4,358	—	(8,313)	(3,955)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(615)	—	—	(615)
Gross amounts reclassified from accumulated other comprehensive loss	(4,136)	—	—	(4,136)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	846	—	—	846
Net other comprehensive income (loss) attributable to Dole plc	453	—	(8,313)	(7,860)
Balance as of June 30, 2026	$8,051	$(74,380)	$(64,523)	$(130,852)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	1,631	—	(3,878)	(2,247)
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(371)	—	—	(371)
Gross amounts reclassified from accumulated other comprehensive loss	(4,487)	1,658	—	(2,829)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	1,058	—	—	1,058
Net other comprehensive income (loss) attributable to Dole plc	(2,169)	1,658	(3,878)	(4,389)
Balance as of September 30, 2026	$5,882	$(72,722)	$(68,401)	$(135,241)

	Changes in Accumulated Other Comprehensive Loss by Component
	Fair Value of Derivatives	Pension & Other Postretirement Benefits	Foreign Currency Translation	Total

	(U.S. Dollars in thousands)
Balance as of December 31, 2024	$22,126	$(59,815)	$(128,491)	$(166,180)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(11,154)	—	29,516	18,362
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	2,652	—	—	2,652
Gross amounts reclassified from accumulated other comprehensive loss	(4,936)	—	—	(4,936)
Income tax effect of amounts reclassified from accumulated other comprehensive loss	1,438	—	—	1,438
Net other comprehensive income (loss) attributable to Dole plc	(12,000)	—	29,516	17,516
Balance as of March 31, 2025	$10,126	$(59,815)	$(98,975)	$(148,664)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	(23,234)	—	51,300	28,066
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	5,375	—	—	5,375
Gross amounts reclassified from accumulated other comprehensive loss	1,801	—	—	1,801
Income tax effect of amounts reclassified from accumulated other comprehensive loss	50	—	—	50
Net other comprehensive income (loss) attributable to Dole plc	(16,008)	—	51,300	35,292
Balance as of June 30, 2025	$(5,882)	$(59,815)	$(47,675)	$(113,372)
Other comprehensive income (loss) attributable to Dole plc before reclassifications	551	(172)	460	839
Income tax effect of amounts in other comprehensive income (loss) attributable to Dole plc before reclassifications	(16)	—	—	(16)
Gross amounts reclassified from accumulated other comprehensive loss	5,500	—	—	5,500
Income tax effect of amounts reclassified from accumulated other comprehensive loss	(1,480)	—	—	(1,480)
Net other comprehensive income (loss) attributable to Dole plc	4,555	(172)	460	4,843
Balance as of September 30, 2025	$(1,327)	$(59,987)	$(47,215)	$(108,529)

The following table includes details about net (gains) losses reclassified from accumulated other comprehensive loss by component of accumulated other comprehensive loss:

	(Gains) losses reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	Affected line item in the Statement of Operations

	(U.S. Dollars in Thousands)
Fair Value of Derivatives:
Interest rate swap contracts	$(1,647)	$(3,751)	$(7,242)	$(11,717)	Interest expense
Dedesignation of certain interest rate swaps	—	—	—	(970)	Other (expense) income, net
Cash flow hedges	(2,840)	9,251	(2,846)	15,052	Cost of sales
Pension and other post retirement benefits	1,658	—	1,658	—	Gain on disposal of businesses
Foreign Currency Translation	—	—	157	—	Gain on disposal of businesses
Total	$(2,829)	$5,500	$(8,273)	$2,365
NOTE 18 — INVESTMENTS IN UNCONSOLIDATED AFFILIATES
As of September 30, 2026, Dole’s investments in unconsolidated affiliates were $145.6 million, of which $136.9 million represented equity method investments, and $8.7 million represented investments in which Dole does not have significant influence. As of December 31, 2025, Dole’s investments in unconsolidated affiliates were $142.1 million, of which $135.6 million represented equity method investments, and $6.5 million represented investments in which Dole does not have significant influence. There are no significant investees in which Dole holds 20.0% or more of their voting stock that are not accounted for using the equity method of accounting.
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
During the nine months ended September 30, 2026, the Company sold investments in unconsolidated affiliates in the Diversified Fresh Produce – EMEA segment with an aggregate carrying value of $2.2 million, resulting in a net gain of $0.5 million. The Company also made investments of $2.3 million in two new unconsolidated affiliates in the Diversified Fresh Produce – EMEA segment.
During the nine months ended September 30, 2025, Dole divested of a portion of ownership shares in an equity method investment located in the U.S. and recognized a gain in equity method earnings of $6.9 million, net of income tax. This disposal was part of a non-cash transaction whereby Dole effectively exchanged a portion of its ownership shares in this equity method investment for an additional shareholding in a non-wholly owned consolidated subsidiary in the U.S.
For the three and nine months ended September 30, 2026, total equity method earnings were $4.6 million and $15.3 million, respectively. For the three and nine months ended September 30, 2025, total equity method earnings were $6.6 million and $23.4 million, respectively.

Transactions with Unconsolidated Affiliates
In the ordinary course of business, Dole enters into arm’s length transactions with unconsolidated affiliates, which include trading sales and purchases of goods and other supplies. From time to time, Dole also provides both seasonal and long-term loans to these affiliates, though these amounts have historically not been significant. The following table presents sales to and purchases from investments in unconsolidated affiliates for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars in thousands)		(U.S. Dollars in thousands)
Sales	$34,050	$31,284	$104,547	$96,076
Purchases	65,130	48,488	170,215	129,897
The following table presents amounts due from and to investments in unconsolidated affiliates as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Amounts due from investments in unconsolidated affiliates - trade receivables	$22,744	$32,489
Amounts due from investments in unconsolidated affiliates - other receivables	2,723	2,435
Amounts due from investments in unconsolidated affiliates - other assets	12,761	9,338
Amounts due to investments in unconsolidated affiliates - accounts payable	(14,633)	(11,745)
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

The following table presents basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

	(U.S. Dollars and shares in thousands, except per share amounts)
Income from continuing operations	$48,303	$24,061	$121,165	$121,129
Net income attributable to noncontrolling interests	(9,792)	(8,720)	(25,373)	(21,990)
Income from continuing operations attributable to Dole plc	38,511	15,341	95,792	99,139
Loss from discontinued operations, net of income taxes	—	(10,236)	—	(45,156)
Net income attributable to Dole plc	$38,511	$5,105	$95,792	$53,983

Weighted average number of shares outstanding:
Weighted average number of shares – basic	94,328	95,163	94,847	95,139
Effect of share awards with a dilutive effect	599	816	615	696
Weighted average number of shares – diluted	94,927	95,979	95,462	95,835

Income per share:
Basic:
Continuing operations	$0.41	$0.16	$1.01	$1.04
Discontinued operations	—	(0.11)	—	(0.47)
Net income per share attributable to Dole plc	$0.41	$0.05	$1.01	$0.57
Diluted:
Continuing operations	$0.41	$0.16	$1.00	$1.03
Discontinued operations	—	(0.11)	—	(0.47)
Net income per share attributable to Dole plc	$0.41	$0.05	$1.00	$0.56
The average market value of the Company’s shares used for the purpose of calculating the dilutive effect of share options and RSUs with a market condition is based on quoted market prices for the period during which the awards were outstanding during the three and nine months ended September 30, 2026 and September 30, 2025. The calculation of diluted earnings per share for the three and nine months ended September 30, 2026 and September 30, 2025 does not include the effect of certain awards, because to do so would be antidilutive.
NOTE 20 — SUBSEQUENT EVENTS
Dole evaluated subsequent events through November 9, 2026, the date that Dole’s unaudited condensed consolidated financial statements were issued.
On November 6, 2026, the Board declared a cash dividend for the third quarter of 2026 of $0.085 per share, payable on January 6, 2027 to shareholders of record on December 16, 2026. A cash dividend of $0.085 per share was paid on October 7, 2026 for the second quarter of 2026.

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
Diversified Fresh Produce – EMEA: The Diversified Fresh Produce – EMEA reportable segment includes Dole’s Irish, Dutch, Spanish, Portuguese, French, Italian, U.K., Swedish, Finnish, Danish, South African, Czech, Slovakian, Polish, German and Brazilian businesses, the majority of which sell a variety of imported and local fresh fruits and vegetables through retail, wholesale, food service and e-commerce channels across the European marketplace.
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
Port Sale Transaction
On December 13, 2025, we entered into the Port Sale Transaction. In May of 2026, we completed the Pre-Closing Ownership Restructuring and paid cash of $51.2 million to purchase the remaining interests in the Ecuadorian Port Business. On July 1, 2026, the Company completed the Port Disposal, thereby completing the Port Sale Transaction and disposing of the Ecuadorian Port Business. Cash proceeds received for the Port Disposal were approximately $180.0 million, after customary transaction completion adjustments. Net cash proceeds of the Port Sale Transaction, accounting for the Pre-Closing Ownership Restructuring and net of cash transferred, transaction completion adjustments and transaction costs paid, were $126.7 million for the nine months ended September 30, 2026, which is included in proceeds from the sale of businesses in the condensed consolidated statements of cash flows. As a result of the Port Sale Transaction, the Company recorded a net pre-tax gain on disposal of $48.6 million, included within gain on disposal of businesses in our operating results below.
We do not expect the sale to have other material direct or indirect impacts to our current or future operating results, statement of financial position and cash flows.
Vegetables Exit Process
On August 5, 2025, the Vegetables Transaction closed and we completed the exit of the Fresh Vegetables division. The results of operations of the Fresh Vegetables division up to the disposal date, including the effects of the disposal, have been reported separately as discontinued operations, net of income taxes, within our operating results below. We do not expect the sale to have other material direct or indirect impacts to our current or future operating results, statement of financial position and cash flows.

Greenfood Acquisition
On July 2, 2026, we completed the Greenfood Acquisition for $30.4 million in cash, after customary transaction adjustments. Preliminary cash consideration paid, less cash acquired of $29.0 million, was $0.4 million for the nine months ended September 30, 2026, which is included in other acquisitions, less cash acquired, in the condensed consolidated statements of cash flows. The Greenfood Acquisition impacted our operating results in the three and nine months ended September 30, 2026, as discussed further below.
Current Economic and Market Environment
As 2026 progresses, the economic and market environment remains volatile with several external factors continuing to pose challenges to the global economy and to our business, including:
•Continuing global economic disruption due to geopolitical conflicts, as well as increased local disruptions due to political or security issues. The continuing conflict in the Middle East has increased global fuel prices, resulting in higher transportation costs creating uncertainty with respect to future direct and indirect input costs;
•Evolving and dynamic global trade policies, including but not limited to the imposition (and any future imposition) of tariffs and their impact on supply chains and logistics, the relative cost of bringing product to market, demand patterns, foreign exchange rates and other areas;
•Changing central bank monetary policies, which have resulted in interest rate adjustments and volatile foreign exchange rates;
•Weather events, including the supply chain impacts of the 2024 tropical storms in Honduras and more recently the strong El Niño;
•Crop disease which puts pressure on yields and supply and increases growing and sourcing costs; and
•Evolving regulatory environments in many areas, including in shipping.
In response to the various ongoing challenges noted above, we are continuing to work across our business on mitigation strategies, including working with customers and suppliers to manage possible impacts of changes in input costs, adjusting pricing, identifying operational efficiencies and making strategic investments where appropriate. Although we ultimately believe that we are well positioned within our industry to weather periods of economic disruption, the scope, duration and carry-over effects of the above factors are uncertain, rapidly changing and difficult to predict. Therefore, the extent and magnitude of the impact of these factors on our business, operating results and long-term liquidity position cannot be reliably estimated at this time.
In addition, we are continuing to monitor the direct and indirect effects of ongoing and emerging geopolitical conflicts, on both the global economy and our business and operations. The broader consequences of these issues have given rise, and will continue to give rise, to certain challenges for our business but any resulting impacts have not been and are not currently expected to be material to Dole’s overall results.
See Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for more information on ongoing risks, such as those related to currency exchange fluctuations, increases in product costs, international operations, global capital and credit markets and the uncertainty of wars and other global conflicts.
Tariff Refunds
In February of 2026, the U.S. Supreme Court ruled that the IEEPA does not authorize the President to impose tariffs. Subsequently, the U.S. government established a system whereby refunds of these IEEPA tariffs could be processed.
In the three months ended September 30, 2026, we recorded a reduction to cost of sales related to IEEPA tariff refunds received or approved by the U.S. government. The impact to cost of sales was offset by a decrease of revenue related to accrued tariff refunds. The net impact of tariff refunds has not been and is not expected to be material to our consolidated results.
Operating Results
Selected results of operations for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	2026 vs. 2025

	(U.S. Dollars in thousands, except percentages)
Revenues, net	$2,366,175	$2,278,915	$87,260	3.8%
Cost of sales	(2,197,494)	(2,123,734)	(73,760)	3.5%
Gross profit	168,681	155,181	13,500
Selling, marketing, general and administrative expenses	(127,457)	(123,621)	(3,836)	3.1%
Gain on disposal of businesses	48,562	143	48,419	33859.4%
Gain on asset sales	1,954	842	1,112	132.1%
Impairment and asset write-downs of property, plant and equipment and lease assets	(2,859)	(8,394)	5,535	(65.9)%
Operating income	88,881	24,151	64,730
Other (expense) income, net	(20)	12,614	(12,634)	100.2%
Interest income	3,762	3,478	284	8.2%
Interest expense	(14,871)	(16,641)	1,770	(10.6)%
Income from continuing operations before income taxes and equity earnings	77,752	23,602	54,150
Income tax expense	(34,087)	(6,100)	(27,987)	458.8%
Equity method earnings	4,638	6,559	(1,921)	(29.3)%
Income from continuing operations	48,303	24,061	24,242
Loss from discontinued operations, net of income taxes	—	(10,236)	10,236	(100.0)%
Net income	48,303	13,825	34,478
Income attributable to noncontrolling interests	(9,792)	(8,720)	(1,072)	12.3%
Net income attributable to Dole plc	$38,511	$5,105	$33,406

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	2026 vs. 2025

	(U.S. Dollars in thousands, except percentages)
Revenues, net	$7,207,761	$6,806,746	$401,015	5.9%
Cost of sales	(6,658,791)	(6,251,072)	(407,719)	6.5%
Gross profit	548,970	555,674	(6,704)
Selling, marketing, general and administrative expenses	(399,675)	(366,341)	(33,334)	9.1%
Gain on disposal of businesses	49,726	552	49,174	8908.3%
Gain on asset sales	3,307	13,966	(10,659)	(76.3)%
Impairment and asset write-downs of property, plant and equipment and lease assets	(3,993)	(8,576)	4,583	(53.4)%
Operating income	198,335	195,275	3,060
Other (expense) income, net	8,387	(6,450)	14,837	230.0%
Interest income	12,334	9,473	2,861	30.2%
Interest expense	(42,314)	(51,339)	9,025	(17.6)%
Income from continuing operations before income taxes and equity earnings	176,742	146,959	29,783
Income tax expense	(70,871)	(49,182)	(21,689)	44.1%
Equity method earnings	15,294	23,352	(8,058)	(34.5)%
Income from continuing operations	121,165	121,129	36
Loss from discontinued operations, net of income taxes	—	(45,156)	45,156	(100.0)%
Net income	121,165	75,973	45,192
Income attributable to noncontrolling interests	(25,373)	(21,990)	(3,383)	15.4%
Net income attributable to Dole plc	$95,792	$53,983	$41,809

The following provides an analysis of consolidated operating results in comparison to the prior year. Management has analyzed the significant drivers of changes in consolidated operating results below and provided further commentary on segment performance in the section to follow. All other operating results not included in the analysis were not significant to the Company’s overall performance.
Revenues, Net
The increase in total revenue, net, for the three months ended September 30, 2026 (3.8%, or $87.3 million) was primarily due to positive operational performance in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments together with a net positive impact from acquisitions and divestitures of $47.4 million, primarily as a result of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment at the beginning of the third quarter. These increases were offset partially by a decrease in the Fresh Fruit segment primarily due to accrued tariff refunds, as well as lower banana volumes in North America and lower pineapple volumes in Europe, reflecting the impact of adverse weather conditions on supply. These impacts were partially offset by higher banana volumes in Europe, improved underlying banana pricing in North America and the benefit of contractual fuel surcharge mechanisms.
The increase in total revenue, net, for the nine months ended September 30, 2026 (5.9%, or $401.0 million) was primarily due to positive operational performance in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments, a favorable impact from foreign currency translation of $120.2 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar when compared to prior year, and a net positive impact from acquisitions and divestitures of $47.4 million primarily as a result of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment at the beginning of the third quarter. Revenue in the Fresh Fruit segment was marginally behind prior year due to accrued tariff refunds, lower banana volumes in North America and lower pineapple volumes across all markets due to adverse weather conditions affecting fruit availability. These decreases were partially offset by higher underlying pricing in bananas and pineapples as well as higher banana volumes in Europe and higher plantain volumes in North America.
Other factors driving changes in revenue are described in more detail in the “Segment Operating Results” section below.
Cost of Sales
The increase in total cost of sales for the three months ended September 30, 2026 (3.5%, or $73.8 million) was primarily due to increased trading activity in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments and the incremental impact of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment. In the Fresh Fruit segment, cost of sales decreased by the impact of tariff refunds received or approved by the U.S. government, partially offset by higher pineapple growing and sourcing costs resulting from adverse weather conditions, as well as the continued strengthening of the Costa Rican Colón against the U.S. Dollar, and continued elevated shipping and logistics costs due to higher fuel costs.
The increase in total cost of sales for the nine months ended September 30, 2026 (6.5%, or $407.7 million) was primarily due to increased trading activity in the Diversified Fresh Produce – Americas & ROW and Diversified Fresh Produce – EMEA segments, an unfavorable impact from foreign currency translation and the incremental impact of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment. Additionally, in the Fresh Fruit segment, cost of sales increased due to higher fruit costs in bananas due to higher overall sourcing costs in the market and higher fruit sourcing costs in pineapples, due to a combination of the impact of adverse weather conditions reducing supply and the strengthening of the Costa Rican Colón against the U.S. Dollar resulting in increasing input costs. In addition, the impact of rising fuel costs has adversely impacted shipping and logistics costs. These increases in the Fresh Fruit segment were partially offset by the impact of tariff refunds received or approved by the U.S. government.
See “Segment Operating Results” section below for additional detail.

Selling, Marketing and General and Administrative Expenses (“SMG&A”)
The increase in total SMG&A for the three months ended September 30, 2026 (3.1%, or $3.8 million) was primarily due to the incremental impact of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment, partially offset by benefit from a partial restructuring of our operations in the Diversified Fresh Produce – Americas & ROW segment.
The increase in total SMG&A for the nine months ended September 30, 2026 (9.1%, or $33.3 million) was primarily due to a non-recurring charge associated with the settlement of a historical legal matter, the incremental impact of the Greenfood Acquisition in the Diversified Fresh Produce – EMEA segment and the impact of foreign currency translation and restructuring costs in the period, partially offset by benefit from a partial restructuring of our operations in the Diversified Fresh Produce – Americas & ROW segment.
Gain on Disposal of Businesses
The gain on disposal of businesses for the three months ended September 30, 2026 was $48.6 million and was primarily related to the Port Sale Transaction within the Fresh Fruit segment. The gain on disposal of businesses for the nine months ended September 30, 2026 was $49.7 million and was primarily related to the Port Sale Transaction and the disposal of a controlling interest in a business in South Africa within the Diversified Fresh Produce – EMEA segment.
There was an immaterial gain on disposal of businesses for the three and nine months ended September 30, 2025.
See Note 4 “Acquisitions and Divestitures” to the unaudited condensed consolidated financial statements included herein for additional detail.
Gain on Asset Sales
The gain on asset sales for the three months ended September 30, 2026 was $2.0 million and was primarily the result of the sale of certain properties in the Diversified Fresh Produce – EMEA and Fresh Fruit segments, as well as the sale of certain property, plant and equipment across all reportable segments. The gain on asset sales for the nine months ended September 30, 2026 was $3.3 million and was primarily the result of the sale of certain properties in the Diversified Fresh Produce – Americas & ROW, Diversified Fresh Produce – EMEA and Fresh Fruit segments, as well as the sale of certain property, plant and equipment across all reportable segments.
The gain on asset sales for the three months ended September 30, 2025 was not material. The gain on asset sales for the nine months ended September 30, 2025 was $14.0 million and was primarily the result of the sale of actively marketed land in Hawaii, part of the Fresh Fruit segment, the sale of certain properties and machinery and equipment in the Diversified Fresh Produce – Americas & ROW segment and the sale of certain properties in the Diversified Fresh Produce – EMEA segment.
Impairment and asset write-downs of property, plant and equipment and lease assets
The impairment and asset write-downs of property, plant and equipment and lease assets for the three months ended September 30, 2026 was $2.9 million, which was primarily related to a loss in actively marketed property in Hawaii in the Fresh Fruit segment to recognize land at estimated fair value, less costs to sell. The impairment and asset write-downs of property, plant and equipment and lease assets for the nine months ended September 30, 2026 was $4.0 million, which was primarily related to the loss in actively marketed property in Hawaii in the Fresh Fruit segment and asset write-downs of certain property, plant and equipment across all reportable segments.
The impairment and asset write-downs of property, plant and equipment and lease assets for the three and nine months ended September 30, 2025 was $8.4 million and $8.6 million, respectively, primarily related to certain property, plant and equipment and operating lease right-of-use assets excluded from the disposal of the Fresh Vegetables division. As a result of the reclassification of these assets as held and used, we recorded a non-cash aggregate impairment charge of $8.2 million to adjust the assets to the lower of carrying amount (adjusted for depreciation and amortization had these assets been continuously classified as held and used) and fair value.

Other (expense) income, net
Other (expense) income, net decreased to an expense of $0.1 million in the three months ended September 30, 2026 from income of $12.6 million in the three months ended September 30, 2025. The decrease was primarily due to insurance proceeds of $10.0 million recognized in the prior year related to Tropical Storm Sara, higher net periodic costs from non-service components of pension and other postretirement plans and lower miscellaneous income, offset partially by higher rental income in the current year.
Other (expense) income, net increased to income of $8.4 million in the nine months ended September 30, 2026 from expense of $6.5 million in the nine months ended September 30, 2025. The increase was primarily due to higher net unrealized gains on foreign currency denominated borrowings (in comparison to unrealized losses incurred in the prior year). The prior year was also negatively impacted by the incremental nonrecurring net expenses in connection with the Refinancing. These increases were offset partially by higher net losses of other mark to market instruments, higher net periodic costs from non-service components of pension and postretirement benefit plans, lower miscellaneous income and the impacts of the insurance proceeds recognized in the prior year.
See Note 7 “Other (Expense) Income, Net” to the unaudited condensed consolidated financial statements included herein for additional detail.
Interest Income
The increase in interest income for the three months ended September 30, 2026 was not material. The increase in interest income for the nine months ended September 30, 2026 (30.2%, or $2.9 million) was primarily due to interest income recognized on the seller note received as consideration for the Vegetables Transaction.
Interest Expense
The decrease in interest expense for the three months ended September 30, 2026 (10.6%, or $1.8 million) and the nine months ended September 30, 2026 (17.6%, or $9.0 million) was due to both lower debt balances and lower effective interest rates in the current year in comparison to the prior year.
Income Taxes
The Company recorded income tax expense of $34.1 million on $77.8 million of income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2026, reflecting a 43.8% effective tax rate. The Company recorded income tax expense of $6.1 million on $23.6 million of income from continuing operations before income taxes and equity earnings for the three months ended September 30, 2025, reflecting a 25.8% effective tax rate.
The Company recorded income tax expense of $70.9 million on $176.7 million of income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2026, reflecting a 40.1% effective tax rate. The Company recorded income tax expense of $49.2 million on $147.0 million of income from continuing operations before income taxes and equity earnings for the nine months ended September 30, 2025, reflecting a 33.5% effective tax rate.
Dole’s effective tax rate varies significantly from period to period due to the level, mix and seasonality of earnings generated in Ireland and its various foreign jurisdictions, including the U.S. For the three and nine months ended September 30, 2026, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. NCTI provisions under Section 951A of the Internal Revenue Code, U.S. Subpart F income inclusion, an increase in liabilities for uncertain tax positions, a net increase in valuation allowances, the impacts of Pillar Two, taxes related to the sale of the Ecuadorian Port Business, and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate. For the three and nine months ended September 30, 2025, the Company’s income tax expense differed from the Irish statutory rate of 12.5% primarily due to U.S. GILTI provisions of the Tax Act, U.S. Subpart F income inclusion, a decrease in liabilities for uncertain tax positions, the impacts of Pillar Two and operations in foreign jurisdictions that are taxed at different rates than the Irish statutory tax rate.

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
One of the Company’s foreign subsidiaries is under tax audit for the year ended December 31, 2017. In 2023, the tax authorities issued an assessment of approximately $23.5 million, including interest and penalties. The Company appealed the assessment through the administrative process, which concluded in November 2025 with an unfavorable ruling. A court-ordered stay of enforcement of payment has been granted, subject to the provision of a guarantee. In the three months ended September 30, 2026, the Company was notified that an oral and public trial hearing has been preliminarily scheduled for March 2028. Based on an analysis of the relevant facts, local law, and precedent, the Company believes it is more likely than not to prevail at the judicial level. The timing of final resolution is uncertain and may take several years.
On July 4, 2025, the U.S. OBBBA was enacted. Management is assessing the tax provisions of the OBBBA and its impacts on the Company. The effective dates of the provisions of the OBBBA are between 2025 and 2027. The impacts to Dole’s results of operations, financial position and cash flows were not material for the three and nine months ended September 30, 2026. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
See Note 9 “Income Taxes” to the unaudited condensed consolidated financial statements included herein for additional information on income taxes.

Equity method earnings
Equity method earnings decreased to $4.6 million in the three months ended September 30, 2026 from $6.6 million in the three months ended September 30, 2025. The decrease was primarily due to lower performance across our joint ventures within the Fresh Fruit and Diversified Fresh Produce – EMEA segments. This decrease was partially offset by the gain on sale of an equity method investments within the Diversified Fresh Produce – EMEA segment.
Equity method earnings decreased to $15.3 million in the nine months ended September 30, 2026 from $23.4 million in the nine months ended September 30, 2025. The prior year was positively impacted by a divestiture of a portion of ownership shares in an investment located in the U.S. in which the Company recognized a $6.9 million gain, net of income tax. On an underlying basis, the decrease was primarily due to lower performance across our joint ventures within the Fresh Fruit and Diversified Fresh Produce – EMEA segments.
See Note 18 “Investments in Unconsolidated Affiliates” to the unaudited condensed consolidated financial statements included herein for additional information.
Results from discontinued operations, net of income taxes
There was no current year activity from discontinued operations. Results from discontinued operations for the three and nine months ended September 30, 2025 were a loss of $10.2 million and a loss of $45.2 million, respectively. The loss for the three months ended September 30, 2025 was primarily related to the loss on disposal of the Fresh Vegetables division. The loss for the nine months ended September 30, 2025 was primarily related to the loss on disposal, as well as adjustments of the carrying value of the Fresh Vegetables division to its estimated fair value, less costs to sell, in accordance with held-for-sale disposal group measurement guidance.
Net income attributable to noncontrolling interests
In the three months ended September 30, 2026, net income attributable to noncontrolling interests increased to $9.8 million from $8.7 million in the three months ended September 30, 2025. The increase was primarily related to an increase in the non-controlling interests share of earnings in our Diversified Fresh Produce – Americas & ROW segment.
In the nine months ended September 30, 2026, net income attributable to noncontrolling interests increased to $25.4 million from $22.0 million in the nine months ended September 30, 2025. The prior year was impacted by the noncontrolling interest share of gain on disposal of an equity method investment as described above as well as the impact of a discrete tax charge attributable to noncontrolling interests. On an underlying basis, there was an increase in the current year net income attributable to noncontrolling interests due to an increase in the non-controlling interests share of earnings in the Diversified Fresh Produce – Americas & ROW segment.

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
Adjusted EBITDA is reconciled from net income by taking consolidated net income and (1) subtracting the income or adding the loss from discontinued operations, net of income taxes; (2) adding the income tax expense or subtracting the income tax benefit; (3) adding interest expense; (4) adding depreciation charges; (5) adding amortization charges on intangible assets; (6) adding mark to market losses or subtracting mark to market gains related to unrealized impacts from certain derivative instruments and foreign currency denominated borrowings, realized impacts on noncash settled foreign currency denominated borrowings, net foreign currency impacts on liquidated entities and fair value movements on contingent consideration; (7) other items which are separately stated based on materiality, which, during the three and nine months ended September 30, 2026 and September 30, 2025, included subtracting the gain or adding the loss on the disposal of business interests, subtracting the gain or adding the loss on asset sales for assets held for sale and actively marketed property or sales-type leases, adding impairment charges or held-for-sale losses on property, plant and equipment and lease assets, adding or subtracting asset write-downs from extraordinary events, net of insurance proceeds, subtracting interest income on deferred transaction consideration, adding acquisition and transaction costs, adding restructuring charges and costs for legal matters not in the normal course of business and adding debt refinancing expenses; and (8) the Company’s share of these items from equity method investments.

The following provides revenue by segment and a reconciliation of Adjusted EBITDA by segment to consolidated net income, which is the most directly comparable U.S. GAAP financial measure:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Segment Revenue:	(U.S. Dollars in thousands)
Fresh Fruit	$818,698	$890,356	$2,729,182	$2,741,092
Diversified Fresh Produce — EMEA	1,090,695	997,802	3,224,450	2,990,686
Diversified Fresh Produce — Americas & ROW	479,191	419,991	1,339,316	1,169,752
Total segment revenue	2,388,584	2,308,149	7,292,948	6,901,530
Intersegment revenue	(22,409)	(29,234)	(85,187)	(94,784)
Total consolidated revenue, net	$2,366,175	$2,278,915	$7,207,761	$6,806,746

Reconciliation of net income to Adjusted EBITDA
Net income	$48,303	$13,825	$121,165	$75,973
Income from discontinued operations, net of income taxes	—	10,236	—	45,156
Income from continuing operations	48,303	24,061	121,165	121,129
Adjustments:
Income tax expense	34,087	6,100	70,871	49,182
Interest expense	14,871	16,641	42,314	51,339
Depreciation	25,452	27,022	78,299	78,331
Amortization of intangible assets	1,309	1,845	4,231	5,314
Mark to market (gains) losses	(74)	(1,000)	(7,347)	22,069
Gain on asset sales	(1,168)	—	(1,215)	(11,178)
Gain on disposal of businesses	(48,562)	(143)	(49,726)	(552)
Legal and restructuring costs	—	—	23,054	—
Asset write-downs, net of insurance proceeds	1,462	(8,257)	1,646	(11,874)
Impairment of property, plant and equipment and lease assets	2,762	8,208	3,745	8,208
Other items	(656)	795	(755)	4,078
Adjustments from equity method investments	6,275	5,497	14,853	6,663
Total consolidated Adjusted EBITDA	$84,061	$80,769	$301,135	$322,709

Segment Adjusted EBITDA:
Fresh Fruit	$28,776	$27,153	$131,586	$163,240
Diversified Fresh Produce — EMEA	39,474	40,740	115,370	117,384
Diversified Fresh Produce — Americas & ROW	15,811	12,876	54,179	42,085
Total consolidated Adjusted EBITDA	$84,061	$80,769	$301,135	$322,709

The following tables illustrate the estimated impact of factors that have driven changes in segment revenues for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025:

	Revenue for the three months ended
	September 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	September 30, 2026

	(U.S. Dollars in thousands)
Fresh Fruit	$890,356	$—	$(9,815)	$(61,843)	$818,698
Diversified Fresh Produce – EMEA	997,802	(5,605)	57,188	41,310	1,090,695
Diversified Fresh Produce – Americas & ROW	419,991	(613)	—	59,813	479,191
Intersegment revenue	(29,234)	—	—	6,825	(22,409)
	$2,278,915	$(6,218)	$47,373	$46,105	$2,366,175

	Revenue for the nine months ended
	September 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	September 30, 2026

	(U.S. Dollars in thousands)
Fresh Fruit	$2,741,092	$—	$(9,815)	$(2,095)	$2,729,182
Diversified Fresh Produce – EMEA	2,990,686	118,861	57,188	57,715	3,224,450
Diversified Fresh Produce – Americas & ROW	1,169,752	1,388	—	168,176	1,339,316
Intersegment revenue	(94,784)	—	—	9,597	(85,187)
	$6,806,746	$120,249	$47,373	$233,393	$7,207,761
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

The following tables illustrate the estimated impact of factors that have driven changes in segment Adjusted EBITDA for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025:

	Adjusted EBITDA for the three months ended
	September 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	September 30, 2026

	(U.S. dollars in thousands)
Fresh Fruit	$27,153	$135	$953	$535	$28,776
Diversified Fresh Produce – EMEA	40,740	(150)	(299)	(817)	39,474
Diversified Fresh Produce – Americas & ROW	12,876	(15)	—	2,950	15,811
	$80,769	$(30)	$654	$2,668	$84,061

	Adjusted EBITDA for the nine months ended
	September 30, 2025	Foreign exchange translation[1]	Acquisitions/ divestitures	Operational change[2]	September 30, 2026

	(U.S. dollars in thousands)
Fresh Fruit	$163,240	$(448)	$953	$(32,159)	$131,586
Diversified Fresh Produce – EMEA	117,384	5,022	(811)	(6,225)	115,370
Diversified Fresh Produce – Americas & ROW	42,085	(45)	—	12,139	54,179
	$322,709	$4,529	$142	$(26,245)	$301,135
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
Changes in segment revenue and segment Adjusted EBITDA are described in more detail below, with focus on operational changes which we believe are more reflective of the Company’s performance in comparison to the prior year. Unless otherwise noted, the changes discussed below are for the three and nine months ended September 30, 2026, as compared to the three and nine months ended September 30, 2025.
Fresh Fruit
The decrease in Fresh Fruit revenue, net, for the three months ended September 30, 2026 (8.0%, or $71.7 million) to $818.7 million was primarily due to accrued tariff refunds, as well as lower banana volumes in North America and lower pineapple volumes in Europe, reflecting the impact of adverse weather conditions on supply. This decrease was partially offset by higher banana volumes in Europe, improved banana underlying pricing in North America and the benefit of contractual fuel surcharge mechanisms.
The increase in Fresh Fruit Adjusted EBITDA for the three months ended September 30, 2026 (6.0%, or $1.6 million) to $28.8 million was primarily driven by improved underlying banana pricing in North America and higher banana volumes in Europe. These benefits were partially offset by elevated pineapple production costs due to adverse weather conditions and the continued strengthening of the Costa Rican Colón against the U.S. Dollar. Our key markets continued to experience increased shipping and logistics costs due to higher fuel costs, partially offset by the related fuel surcharge benefits in North America.
The decrease in Fresh Fruit revenue, net, for the nine months ended September 30, 2026 (0.4%, or $11.9 million) to $2.7 billion was primarily due to accrued tariff refunds, lower banana volumes in North America and lower pineapple volumes across all markets due to adverse weather conditions affecting fruit availability. These decreases were partially offset by higher underlying pricing in bananas and pineapples, as well as higher banana volumes in Europe and higher plantain volumes in North America.

The decrease in Fresh Fruit Adjusted EBITDA for the nine months ended September 30, 2026 (19.4%, or $31.7 million) to $131.6 million was driven primarily by higher fruit costs in bananas due to higher overall sourcing costs in the market and higher fruit sourcing costs in pineapples, due to a combination of the impact of adverse weather conditions reducing supply and the strengthening of the Costa Rican Colón against the U.S. Dollar resulting in increasing input costs. In addition, our key markets continued to experience increased shipping and logistics costs due to higher fuel costs, partially offset by the related fuel surcharge benefits in North America.
Diversified Fresh Produce – EMEA
The increase in Diversified Fresh Produce – EMEA revenue, net, for the three months ended September 30, 2026 (9.3%, or $92.9 million) to $1.1 billion was primarily due to the Greenfood Acquisition in Scandinavia at the beginning of the third quarter, as well as underlying growth in Scandinavia, partially offset by lower revenue in Spain. Foreign currency translation did not have a material impact in the quarter. Excluding the impact of foreign currency translation and acquisitions and divestitures, revenue was 4.1%, or $41.3 million, ahead of the prior year.
The decrease in Diversified Fresh Produce – EMEA Adjusted EBITDA for the three months ended September 30, 2026 (3.1%, or $1.3 million) to $39.5 million was primarily due to weaker performance in the Netherlands and Spain, partially offset by an improved performance in Scandinavia, Ireland and the U.K. Foreign currency translation did not have a material impact in the quarter. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 2.0%, or $0.8 million, behind the prior year.
The increase in Diversified Fresh Produce – EMEA revenue, net, for the nine months ended September 30, 2026 (7.8%, or $233.8 million) to $3.2 billion was primarily due to the favorable impact of foreign currency translation of $118.9 million, as a result of the strengthening of the Swedish krona, euro and the British pound sterling against the U.S. Dollar, as well as the contribution from the Greenfood Acquisition in Scandinavia at the beginning of the third quarter. There was also underlying growth in Scandinavia and Germany offset by lower revenue in Spain. Excluding the impact of foreign currency translation and acquisitions and divestitures, revenue was 1.9%, or $57.7 million, ahead of the prior year.
The decrease in Diversified Fresh Produce – EMEA Adjusted EBITDA for the nine months ended September 30, 2026 (1.7%, or $2.0 million) to $115.4 million was primarily due to weaker performance in South Africa, the Netherlands and Spain. This decrease was partially offset by a strong performance in Scandinavia and a favorable impact of foreign currency translation of $5.0 million. Excluding the impact of foreign currency translation and acquisitions and divestitures, Adjusted EBITDA was 5.3%, or $6.2 million, behind the prior year.
Diversified Fresh Produce – Americas & ROW
The increase in Diversified Fresh Produce – Americas & ROW revenue, net, for the three months ended September 30, 2026 (14.1%, or $59.2 million) to $479.2 million was primarily driven by higher volumes in our North America business with strong underlying growth in key products including kiwi, avocados, grapes and tomatoes.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA for the three months ended September 30, 2026 (22.8%, or $2.9 million) to $15.8 million was driven by a strong performance in our North American business, reflecting positive volume growth as well as a good performance in our Southern Hemisphere export business, in part driven by positive claim settlements from prior seasons in the quarter.
The increase in Diversified Fresh Produce – Americas & ROW revenue, net, for the nine months ended September 30, 2026 (14.5%, or $169.6 million) to $1.3 billion was primarily driven by higher volumes in our North American business across a number of categories, primarily kiwi, cherries and tomatoes. There was also increased revenue in our Southern Hemisphere export business with higher cherry and kiwi volumes and broadly positive pricing.
The increase in Diversified Fresh Produce – Americas & ROW Adjusted EBITDA for the nine months ended September 30, 2026 (28.7%, or $12.1 million) to $54.2 million was driven both by a strong performance in our Southern Hemisphere export business, primarily due to higher volumes and positive claim settlements from prior seasons, as well as by a positive performance in our North American business, due to good volume and margin development, as well as by the continued benefit of a partial restructuring of our berry operations in the fourth quarter of 2025.

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
Cash Flows
The following table summarizes Dole’s consolidated cash flows for the nine months ended September 30, 2026 and September 30, 2025:

	Nine Months Ended
	September 30, 2026	September 30, 2025

Cash flow provided by (used in) continuing operations, net:	(U.S. Dollars in thousands)
Operating activities	$123,681	$26,941
Investing activities	78,071	2,489
Financing activities	(169,070)	(30,729)
Foreign currency impact	(4,759)	17,988
Cash used in discontinued operations, net	—	(33,735)
Net increase (decrease) in cash	27,923	(17,046)
Cash and cash equivalents, beginning, including discontinued operations	267,854	331,719
Cash and cash equivalents, ending, including discontinued operations	$295,777	$314,673

Cash flows provided by operating activities were $123.7 million for the nine months ended September 30, 2026, compared to cash flows provided by operating activities of $26.9 million for the nine months ended September 30, 2025. There were lower outflows from receivables in comparison to prior year, as the prior year was significantly impacted by the timing of collections and revenue recognition related to the Chilean cherry season which accentuated the normal seasonal working capital receivables outflows as well as an incrementally higher benefit from securitization of trade receivables in the current year when compared to the prior year. These benefits were partially offset by repayments due from approved refunds of IEEPA tariffs. There was also an increase in cash inflows in the current year from inventories primarily in the Fresh Fruit and Diversified Fresh Produce – Americas & ROW segments, as well as higher cash inflows in the current year from accounts payable, accrued liabilities and other liabilities due in part to accrued tariff refunds. These impacts were partially offset by higher outflows in prepaids, other current assets and other assets.
Cash flows provided by investing activities were $78.1 million for the nine months ended September 30, 2026, compared to cash flows provided by investing activities of $2.5 million for the nine months ended September 30, 2025. The increase in cash provided by investing activities was primarily attributable to the cash inflow from net proceeds related to the Port Sale Transaction of $126.7 million. There were also lower cash capital expenditures in the current year as the prior year included expenditure on the buyout of two vessel finance leases of $36.1 million. This increase was partially offset by net cash proceeds of $68.0 million received from the disposal of the Fresh Vegetables division in the prior year.
Cash flows used in financing activities were $169.1 million for the nine months ended September 30, 2026, compared to $30.7 million used in financing activities for the nine months ended September 30, 2025. The increase in cash used in financing activities was primarily attributable to higher debt repayments, net of borrowings. There were also incremental outflows during the current year of $24.6 million for share repurchases and $3.4 million of tax paid for net settlement of share-based awards.
There were no cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 in the nine months ended September 30, 2026 and $16.9 million of cash taxes paid for the repatriation tax under Internal Revenue Code Section 965 for the nine months ended September 30, 2025. There are no repatriation tax payments expected for the remainder of fiscal year 2026 or beyond fiscal year 2026.

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
The following table sets forth a reconciliation of cash and cash equivalents and total debt to net debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$295,777	$267,854
Debt:
Long-term debt, net	(716,830)	(799,814)
Current maturities	(47,565)	(57,668)
Bank overdrafts	(16,798)	(9,611)
Total debt, net	(781,193)	(867,093)
Add: Unamortized debt discounts and issuance costs	(5,933)	(7,237)
Total gross debt	(787,126)	(874,330)
Net debt	$(491,349)	$(606,476)
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

Total Available Liquidity
Total available liquidity (defined as cash and cash equivalents plus available lines of credit, which includes the borrowing capacity of revolving loans and similar facilities) is used by management to evaluate the amount of capital that is readily available to the Company. Total available liquidity as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025

	(U.S. Dollars in thousands)
Cash and cash equivalents	$295,777	$267,854
Lines of credit	782,053	771,528
Total available liquidity	$1,077,830	$1,039,382
In addition, Dole utilizes third-party trade receivables sales arrangements to help manage its liquidity. Certain arrangements contain recourse provisions through which our maximum financial loss is limited to a percentage of receivables sold under the arrangements. Total facility amounts under all third-party trade receivables sales arrangements are $300.0 million in the aggregate as of September 30, 2026.
As of September 30, 2026, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $19.4 million and $270.0 million, respectively. As of December 31, 2025, we had derecognized trade receivables related to non-recourse facilities and facilities with recourse provisions of $24.2 million and $222.9 million, respectively.
Commitments and Contingencies
As of September 30, 2026, other than as described in Note 16 “Contingencies” to the unaudited condensed consolidated financial statements included herein, there were no material changes in our commitments, contractual arrangements or contingencies as compared to those described in our Annual Report on Form 10-K. Refer to Note 16 “Contingencies” for further detail on Dole’s contingencies.
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
During the three and nine months ended September 30, 2026, the Company repurchased 762,319 and 1,788,179 Ordinary shares at an average price of $13.10 and $13.76 per share, totaling $10.0 million and $24.6 million, respectively. As of September 30, 2026, approximately $75.4 million remained available for repurchase under the Share Repurchase Program.
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
As of the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
There were no unregistered sales of equity securities during the period covered by this report.
Purchases of Equity Securities by the Issuer
The following table provides information regarding our purchases of Ordinary shares during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2026 to July 31, 2026	—	$—	—
August 1, 2026 to August 31, 2026	193,735	$13.25	193,735
September 1, 2026 to September 30, 2026	568,584	$13.05	568,584
Total	762,319			$75,355,956
The Company’s Share Repurchase Program, which was announced on November 10, 2025 and does not have a specific expiration date, authorizes repurchase of up to $100.0 million of its Ordinary shares in the aggregate through open-market transactions or other methods permitted under applicable securities laws. In the three months ended September 30, 2026, we completed the repurchase of 762,319 shares through open-market purchases.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each defined in Item 408(a) of Regulation S-K.

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
* Furnished herewith.
** Filed herewith.
† Attached as Exhibit 101 to this report are the following formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025 and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2026	DOLE PLC (Registrant)
By: /s/ Jacinta Devine
Name: Jacinta Devine
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)